Form 10-Q
period 2016-06-30
ACRE REALTY INVESTORS INC
filed 2016-08-10
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2016
Common Stock, $.01 par value per share	20,464,187 shares

i

EXPLANATORY NOTE

References to the Registrant

On January 30, 2015, the registrant changed its corporate name from Roberts Realty Investors, Inc. to ACRE Realty Investors Inc. and the registrant’s operating partnership changed its name from Roberts Properties Residential, L.P. to ACRE Realty LP. This Form 10-Q, including the exhibits, will contain references to our company and its operating partnership under the new names and former names. We refer to the registrant elsewhere in this Form 10-Q (unless the context indicates otherwise) as “we,” “us,” “our,” “the company,” and “our company.” Those references also encompass our subsidiary, ACRE Realty LP, which we refer to as the operating partnership, except that in the discussion of our capital stock and related matters, these terms refer solely to the registrant and not to the operating partnership. All references to the “operating partnership” refer to the operating partnership only.

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our future prospects and expanded business strategy, including the possible sale of our land parcel, the acquisition of new real estate assets and the timing of the closing of these transactions. Other forward-looking statements relate to loan extensions, trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, assumptions, and other factors discussed in this report and in our other filings with the SEC. These forward-looking statements are not guarantees of future performance and our actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2015, for a description of some of the important factors that may affect actual outcomes.

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

PART I – Financial Information

Item 1. Financial Statements

ACRE REALTY INVESTORS INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2016	2015

ASSETS

Real estate asset held for sale	$4,283,385	$4,283,385
Cash and cash equivalents	18,277,099	19,874,915
Other assets	211,302	157,353

Total assets	$22,771,786	$24,315,653

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$860,807	$420,848
Due to affiliates	225,227	247,932
Liabilities related to real estate asset held for sale	18,660	2,612

Total liabilities	1,104,694	671,392

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 20,536,904 and 20,159,285 shares issued and 20,464,187 and 20,086,568 shares outstanding at June 30, 2016 and December 31, 2015, respectively	205,369	201,593
Additional paid-in capital	44,446,600	44,205,575
Treasury shares, at cost 72,717 shares at June 30, 2016 and December 31, 2015, respectively	(71,332)	(71,332)
Accumulated deficit	(23,723,050)	(21,718,326)

Total ACRE Realty Investors Inc. shareholders’ equity	20,857,587	22,617,510

Non-controlling interest – operating partnership	809,505	1,026,751

Total equity	21,667,092	23,644,261

Total liabilities and shareholders’ equity	$22,771,786	$24,315,653

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues:
Other income	$—	$7	$—	$98
Interest income	—	—	—	177

Total Revenues	—	7	—	275

Expenses:
Property, insurance and other expenses	3,575	13,667	7,080	25,132
Real estate taxes	4,409	23,773	8,818	48,086
Management fees, affiliate	97,687	106,184	200,013	177,365
Allocated salaries and other compensation	127,540	136,364	294,685	227,273
Interest expense	—	26,952	—	389,348
General and administrative expenses	950,825	509,902	1,577,397	1,260,785
Depreciation expense	—	12,273	—	13,654

Total Expenses	1,184,036	829,115	2,087,993	2,141,643

Other Income:

Gain on sale of assets	—	1,022,871	—	1,022,871

Net Income (Loss)	(1,184,036)	193,763	(2,087,993)	(1,118,497)

Income (Loss) Attributable to Non-controlling Interest	(45,446)	8,584	(83,269)	(180,644)

Net Income (Loss) Attributable to Common Shareholders	$(1,138,590)	$185,179	$(2,004,724)	$(937,853)

Income (Loss) Per Common Share - Basic and Diluted (Note 5)
Basic	$(0.06)	$0.01	$(0.10)	$(0.05)
Diluted	$(0.06)	$0.01	$(0.10)	$(0.05)

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Shares		Attributable to Common Shareholders
	Number of Shares Issued	Amount	Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total ACRE Shareholders’ Equity	Non-controlling Interest	Total Equity

BALANCE AT DECEMBER 31, 2015	20,159,285	$201,593	$44,205,575	$(71,332)	$(21,718,326)	$22,617,510	$1,026,751	$23,644,261

Net loss	—	—	—	—	(2,004,724)	(2,004,724)	(83,269)	(2,087,993)

Stock award issuance	260,000	2,600	(2,600)	—	—	—	—	—
Amortization of shared based compensation	—	—	110,824	—	—	110,824	—	110,824
Redemption of operating partnership units for common shares	117,619	1,176	168,491	—	—	169,667	(169,667)	—
Adjustment for non-controlling interest in the operating partnership	—	—	(35,690)	—	—	(35,690)	35,690	—

BALANCE AT JUNE 30, 2016	20,536,904	$205,369	$44,446,600	$(71,332)	$(23,723,050)	$20,857,587	$809,505	$21,667,092

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015

Operating Activities:
Net loss	$(2,087,993)	$(1,118,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	224,676
Gain on sale of asset	—	(1,022,871)
Amortization of shared based compensation	110,824	—
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(53,949)	225,217
(Decrease) increase in due to affiliates	(17,080)	287,306
Increase (decrease) in accounts payable and accrued expenses	450,382	(510,469)

Net cash used in operating activities	(1,597,816)	(1,914,638)

Investing Activities:
Proceeds from sale of real estate asset	—	5,500,000
Costs related to the sale of real estate asset	—	(17,941)
Increase in accounts payable, accrued expenses and other liabilities relating to investing activities	—	2,775
Increase in due to affiliates relating to investing activities	—	6,005
Decrease in restricted cash	—	97,985
Development and construction of real estate assets	—	(34,294)

Net provided by investing activities	—	5,554,530

Financing Activities:
Proceeds from land loans	—	2,000,000
Principal repayments of land loans	—	(10,020,000)
Payment of loan costs	—	(136,749)
Offering costs	—	(119,716)
Proceeds from the issuance of common stock		7,090,000
Proceeds from the issuance of warrants	—	4,910,000

Net cash provided by financing activities	—	3,723,535

Net (Decrease) Increase in Cash and Cash Equivalents	(1,597,816)	7,363,427

Cash and Cash Equivalents, Beginning of Period	19,874,915	238,267

Cash and Cash Equivalents, End of Period	$18,277,099	$7,601,694

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$285,893
Cash paid for state taxes	$5,356	$—

Supplemental Schedule of Non-Cash Investing Activities and Financing Activities:

Redemption of operating partnership units for common shares	$169,667	$3,268,478

Adjustment to non-controlling interest in the operating partnership	$—	$(1,048,209)

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

The company conducts all of its operations and owns all of its assets in and through ACRE Realty LP (formerly known as Roberts Properties Residential, L.P. until its name was changed on January 30, 2015), a Georgia limited partnership (the “operating partnership”), or through wholly owned subsidiaries of the operating partnership. The company controls the operating partnership as its sole general partner and had a 96.26% and a 95.66% ownership interest in the operating partnership at June 30, 2016 and December 31, 2015, respectively.

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

After the closing, Roberts Realty Investors, Inc. amended its articles of incorporation to change its name to ACRE Realty Investors Inc. At the closing, the company and Mr. Roberts, Roberts Realty Investors, Inc.’s chairman and chief executive officer, entered into an employment agreement pursuant to which Mr. Roberts serves as an Executive Vice President for a term of one year from the date of the agreement or January 30, 2016, or until the sale of all four land parcels owned at January 30, 2015 is completed, if earlier.  On February 1, 2016, the company, A-III and Mr. Roberts, entered into an agreement (the “Extension Agreement”), effective as of January 28, 2016, extending the terms of the Employment Agreement by and between the company and Mr. Roberts (the “Employment Agreement”) and the Governance and Voting Agreement by and among the company, A-III and Mr. Roberts (the “Governance and Voting Agreement”), each dated as of January 30, 2015. On June 15, 2016, the company, A-III and Mr. Roberts, entered into an amendment to the Extension Agreement (the “Second Extension Agreement”), effective as of June 15, 2016, further extending the terms of the Employment Agreement and the Governance and Voting Agreement. As a result of these amendments, the parties have agreed to extend the expiration of the term of each of the Employment Agreement and the Governance and Voting Agreement from June 30, 2016, the first extension date, to December 31, 2016. As a result, all of the respective rights and obligations of the parties under, and all other terms, conditions and provisions of, the Employment Agreement and the Governance and Voting Agreement shall continue in full force and effect until December 31, 2016, unless the Employment Agreement or the Governance and Voting Agreement is amended in writing by the parties or is sooner terminated in accordance with the provisions thereof.

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

The company consolidates the operating partnership, a VIE, in which it is considered to be the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The company is required to reassess whether it is the primary beneficiary of a VIE for each reporting period. Our maximum exposure to loss is the carrying value of assets and liabilities of our operating partnership which represents all of our assets and liabilities.

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

Real Estate Asset Held For Sale. Real estate asset held for sale is recorded at the lower of the carrying amount or fair value less estimated selling costs. The company reviews the real estate asset held for sale each reporting period to determine that the carrying amount remains recoverable. If the carrying amount of the real estate asset exceeds the fair value, the asset will be written down by the amount the carrying amount exceeds the fair value amount. The fair value is determined by an evaluation of an appraisal, discounted cash flow analysis, sale price and other applicable valuation techniques. As of June 30, 2016, the carrying amount of our real estate asset remained recoverable.

The company recognizes gains on the sales of assets in accordance with FASB ASC Topic 360-20, Property, Plant, and Equipment – Real Estate Sales. If any significant continuing obligation exists at the date of sale, the company defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed. There were no such continuing obligations on the sales of any of the company’s assets as of June 30, 2016 and December 31, 2015.

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

Deferred Financing Costs. Deferred financing costs include fees and expenses incurred to obtain financing and are amortized to interest expense in the consolidated statements of operations, using the straight-line method over the terms of the related indebtedness. Although GAAP requires that the effective-yield method be used to amortize financing costs, the effect of using the straight-line method is not materially different from the results that would have been obtained using the effective-yield method. Effective January 1, 2016, the company adopted the newly issued accounting guidance for presentation of debt financing costs. Under the new standard, debt financing costs are required to be presented in the consolidated balance sheets as a direct deduction from the carrying value of the associated debt liability. There was no debt or deferred financing costs as of June 30, 2016.

Warrants. The company accounts for the warrants issued in connection with the A-III Stock Purchase Agreement in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, which provides guidance on the specific accounting treatment of a multitude of derivative instruments. The company received proceeds in a private placement stock offering and issued detachable warrants. The company evaluated the warrants to determine their relative fair value, using the backsolve method of the market approach, incorporating the Black-Scholes option valuation model at their time of issuance and allocated a portion of the proceeds from the private placement to the warrants based on their fair value. The warrants were recorded as a component of equity. In connection with the A-III recapitalization transaction that occurred on January 30, 2015, the company allocated values of $8,990,000 and $3,010,000 to the warrants and common shares, respectively, in the company’s Form 10-Q for the quarterly period ended June 30, 2015. As disclosed in the company’s Form 10-K for December 31, 2015, subsequent to the issuance of the company’s aforementioned interim financial statements, the company determined that it needed to revise this allocation based on the application of a valuation methodology which should have considered the market transaction and results in a corrected allocation of $4,910,000 and $7,090,000 amongst warrants and common shares, respectively. This reallocation had no effect on net income, equity, net change in cash, or total assets of the company reported for that period.

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

Share-Based-Compensation. The company records share-based awards to directors, which have no vesting conditions other than time of service, at the fair value of the award, measured at the date of grant. The fair value of share-based grants is being amortized to compensation expense ratably over the requisite service period, which is the vesting period. The company records share-based awards to non-employee officers, based on the estimated fair value of such award at the grant date that is remeasured quarterly for unvested awards. We amortize expense over the requisite service period related to share-based awards granted to non-employee officers.

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

Revisions. For the six months ended June 30, 2015, the company has revised the presentation of the change in restricted cash from operating to investing activities and the presentation of proceeds from the A-III transaction among common stock and warrants within financing activities in the statement of cash flows.

Recent Accounting Pronouncements.

In May 2014, the FASB issued an update ("ASU 2014-09") establishing ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. In August 2015, the FASB issued an update (“ASU 2015-14”) to ASC 606, Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to interim and annual reporting periods in fiscal years that begin after December 15, 2017.  In March 2016, the FASB issued an update (“ASU 2016-08”) to ASC 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09.  In April 2016, the FASB issued an update (“ASU 2016-10”) to ASC 606, Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09.  In May 2016, the FASB issued an update (“ASU 2016-12”) to ASC 606, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. The Company is currently evaluating the impact of the adoption of these ASUs on the company’s consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation. ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting. ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of this update on January 1, 2016 did not have any impact on the company’s consolidated financial statements.

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

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets. ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of this update on January 1, 2016 had no impact on the company’s consolidated financial statements.

In February 2016, the FASB issued an update (“ASU 2016-02”), Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the company’s consolidated financial statements.

In March 2016, the FASB issued guidance (“ASU 2016-09”) Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  For a public company, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is permitted in any interim or annual period.  The Company is currently assessing the impact that this guidance will have on the company’s consolidated financial statements when adopted.

3.	REAL ESTATE ASSET HELD FOR SALE

Real Estate Asset Held for Sale

As of June 30, 2016 and December 31, 2015, the company owned the land parcel known as Highway 20, a 38-acre site located in the City of Cumming, Georgia in Forsyth County, in the North Atlanta metropolitan area, zoned for 210 multifamily apartment units, which is classified as held for sale. During the fourth quarter of 2015, the company determined that the carrying amount of Highway 20 was not fully recoverable. Accordingly, the company recorded an impairment charge of $500,038. No such adjustment was required during the six months ended June 30, 2016.

FASB ASC Topic 360-10, Property, Plant and Equipment – Overall requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met. The company classifies real estate assets as held for sale after the following conditions have been satisfied: i) receipt of approval from its board of directors (the “Board”) to sell the asset; ii) the initiation of an active program to sell the asset; iii) the asset is available for immediate sale; iv) it is probable that the sale of the asset will be completed within one year; and v) it is unlikely the plan to sell will change. When assets are classified as held for sale, they are recorded at the lower of the assets’ carrying amount or fair value, less the estimated selling costs.

The table below sets forth the asset and liabilities related to real estate asset held for sale at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Real Estate Asset Held for Sale	$4,283,385	$4,283,385

Liabilities Related to Real Estate Asset Held For Sale	$18,660	$2,612

4.	NON-CONTROLLING INTEREST – OPERATING PARTNERSHIP

Holders of operating partnership units (“OP Units”) generally have the right to require the operating partnership to redeem their units for shares of the company’s common stock. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, currently on the basis of 1.647 shares for each unit submitted for redemption (the “Conversion Factor”), or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares and using the same exchange ratio. Prior to December 29, 2015, we had an informal policy of issuing shares, in lieu of cash in exchange for units. On December 28, 2015, our Board formally adopted a policy whereby we shall only issue our common stock for redemption of units, rather than paying cash for such redemption in accordance with the operating partnership agreement. As a result of this change in policy, the company now requires the issuance of shares of common stock of the company in payment for the redemption of OP Units and therefore has effective control over the redemption and therefore the non-controlling interest is now being classified in permanent equity as of December 28, 2015 as opposed to temporary equity, and similarly at December 31, 2015 and June 30, 2016.

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

The non-controlling interest of the unitholders in the operating partnership on the accompanying consolidated balance sheets is calculated by multiplying the non-controlling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The non-controlling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The non-controlling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of the company’s common stock or as the company’s common stock is contributed to the operating partnership and units are issued in accordance with the Contribution Factor. The non-controlling interest of the unitholders in the income or loss of the operating partnership in the accompanying consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 4.04% for the six months ended June 30, 2016 and 6.64% for the year ended December 31, 2015. There were 482,213 units outstanding as of June 30, 2016 and 553,625 units outstanding as of December 31, 2015. The equity balance of the non-controlling interest of the unitholders was $809,505 at June 30, 2016 and $1,026,751 at December 31, 2015.

The following table details the components of non-controlling interest in the operating partnership as of December 31, 2015, which was classified as a liability through December 28, 2015:

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

Warrants. Each of the aforementioned warrants entitles the holder to acquire one share of the company’s common stock. At the time of issuance, each warrant had an exercise price of $1.42 per share, subject to post-closing adjustments related to the sales of the legacy properties. The company evaluated the warrants to determine their relative fair value, using a variation of the adjusted Black-Scholes option valuation model at their time of issuance and allocated $4,910,000 of the proceeds from the private placement to the warrants based on their fair value. The warrants were recorded as a component of equity. The warrants expire on January 31, 2018. As of June 30, 2016, the warrants remained unexercised.

Redemption of Units for Shares. In accordance with the conversion factor explained in Note 4 – Non-controlling Interest – Operating Partnership, 71,412 OP Units were redeemed for 117,619 shares of the company’s common stock for the six months ended June 30, 2016, and 597,799 OP Units were redeemed for 984,572 shares of the company’s common stock for the twelve months ended December 31, 2015. Redemptions are reflected in the accompanying consolidated financial statements at the closing price of the company’s stock on the date of redemption.

Contribution of Shares to the Operating Partnership. In accordance with the contribution factor explained in Note 4 – Non-controlling Interest – Operating Partnership, for the six months ended June 30, 2016 and the year ended December 31, 2015, there were no contribution of shares to the operating partnership. Contributions, if any, are reflected in the accompanying consolidated financial statements based on the closing price of the company’s stock on the date of contribution.

Restricted Stock. Shareholders of the company approved and adopted the company’s 2006 Restricted Stock Plan (the “Plan”) in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors. Under the Plan, as amended, the company may grant up to 654,000 shares of restricted common stock, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued. The Plan is administered by the Compensation Committee of the company’s Board. On October 12, 2015, based on the recommendation of the Compensation Committee of the Board of Directors, the Board approved a restricted stock grant of 260,000 shares of common stock to the independent directors and certain officers of the company, which was issued on March 28, 2016. The restricted stock was awarded pursuant to the Plan. The company’s independent directors were each awarded 20,000 shares of restricted common stock, which vested on January 30, 2016. Certain of the company’s officers were awarded an aggregate of 180,000 shares of restricted common stock, which vest in equal one-third installments on January 30, 2016, October 12, 2016 and October 12, 2017. On January 30, 2016, 60,000 shares vested for the company’s officers. The vesting of the awards for the independent directors and officers is subject to continued service through each of the vesting periods. Compensation expense related to restricted stock was $110,824 and $0 for the six months ended June 30, 2016 and June 30, 2015, respectively. On June 30, 2016, the company had unamortized compensation expense of $77,069 which is expected to be recognized over a weighted average period of 0.98 years. On June 30, 2015 the company did not have any unamortized compensation expense.

Treasury Stock. The company has a stock repurchase plan under which it is authorized to repurchase up to 600,000 shares of its outstanding common stock. Under the stock repurchase plan, as of June 30, 2016, the company had authority to repurchase up to 540,362 shares of its outstanding common stock. The stock repurchase plan does not have an expiration date. The company did not repurchase any shares during the six months ended June 30, 2016 or 2015.

Earnings Per Share. The following table shows the reconciliations of income (loss) available for common shareholders and the weighted average number of shares used in the company’s basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Numerator	2016	2015	2016	2015

Net (loss) income attributable to common shareholders – basic	$(1,138,590)	$185,179	$(2,004,724)	$(937,853)

(Loss) income attributable to non-controlling interest	(45,446)	8,584	(83,269)	(180,644)

Net (loss) income – diluted	$(1,184,036)	$193,763	$(2,087,993)	$(1,118,497)

Denominator
Weighted average common shares – basic	20,318,219	20,068,192	20,262,828	17,866,360

Effect of potential dilutive securities:

Weighted average operating partnership units, assuming conversion of all units to common shares	820,205	930,232	853,288	1,778,084

Warrants	—	1,647,797	—	—

Weighted average common shares – diluted(a)	21,138,424	22,646,221	21,116,116	19,644,444

(a)	Due to the net loss for the three and six months ended June 30, 2016, the incremental shares related to the unvested restricted stock and the warrants were excluded as they were anti-dilutive. Due to the net loss for six months ended June 30, 2015, the incremental shares related to the warrants were excluded as they were anti-dilutive. There were no unvested restricted stock for three months and six months ended June 30, 2015.

6.	INCOME TAXES

The company prepared the provision following the guidance of FASB ASC 740 Income Taxes, using the estimated annual effective tax rate applied to the operating results of the company as of June 30, 2016. This rate does not include items related to significant unusual or extraordinary items that would be required to be separately reported or reported net of their related tax effect in the consolidated financial statements. At the end of each interim period the company makes its best estimate of the effective tax rate expected to be applicable for the full year. There were no discrete items during this quarter; therefore, the effective rate was the same rate that was used for the year ended December 31, 2015. The consolidated effective tax rate was zero for the three and six months ended June 30, 2016 and 2015. In addition, the company had a taxable loss in each of the quarterly periods ended June 30, 2016 and 2015 and accordingly did not have an income tax liability in either of those periods.

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

•	Cash and cash equivalents: The carrying amount of the cash approximates fair value.

•	Real estate asset held for sale: Highway 20 is carried at fair value, less the estimated selling costs.

•	Accounts payable and accrued expenses: The carrying amount approximates fair value due to the short term nature of these liabilities.

The company held no financial assets or liabilities required to be measured at fair value on a recurring or nonrecurring basis as of June 30, 2016 and December 31, 2015, except for the Highway 20 land parcel described in Note 3, which is carried at net realizable value at June 30, 2016 and December 31, 2015.

8.	SEGMENT REPORTING

FASB ASC Topic 280-10, Segment Reporting – Overall, established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company operated in a single business segment, which is land located in the North Atlanta metropolitan area during the six months ended June 30, 2016 and 2015.

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

For the three and six months ended June 30, 2016, the company incurred a base management fee of $97,687 and $200,013, respectively, which is classified in due to affiliates in the consolidated balance sheets and management fee, affiliates in the consolidated statements of operations. For the three and six months ended June 30, 2015, the Company incurred a base management fee of $106,184 and $177,365 which was classified in management fee, affiliates in the consolidated statements of operations. In addition to the base management fee, the company was required to reimburse certain expenses, related wages, salaries and benefits incurred by the Manager in the amount of $127,540 and $294,685, which is recorded in due to affiliates in the consolidated balance sheets and allocated salaries and other compensation, affiliates in the consolidated statements of operations, for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the Company was required to reimburse certain expenses, related wages, salaries and benefits incurred by the Manager in the amount of $136,364 and $227,273, which was classified in allocated salaries and other compensation, affiliates in the consolidated statements of operations At June 30, 2016 the unpaid portion of the base management fee and the reimbursable expenses in the amount of $225,227 were recorded in due to affiliates in the consolidated balance sheets.

For the six months ended June 30, 2015, the company paid legal fees on behalf of the Manager in the amount of $18,442, for which it was reimbursed.

Additionally, for the six months ended June 30, 2015, the Manager paid professional fees on behalf of the Company in the amount of $50,000, for which the Company was reimbursed in July 2015.

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

Additionally, at the request of the company, Roberts Construction performed repairs and maintenance and other consulting services related to the company’s land parcels. Roberts Construction received cost reimbursements of $68 and $1,722 for the six months ended June 30, 2016 and 2015, respectively.

For a period of 180 days after the closing of the recapitalization transaction with A-III, the company had the right to request the reasonable assistance of employees of Roberts Properties, Inc. with respect to transition issues and questions relating to the company’s properties and operations. This 180 day period terminated July 30, 2015. The employees of Roberts Properties, Inc. continued to provide limited services with respect to transition issues from July 30, 2015 through June 30, 2016. Consistent with the expired arrangement for transition services, the cost for these services was reimbursed in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided such services to the company. Under Mr. Robert’s Employment Agreement, Extension Agreement and Second Extension Agreement, Mr. Roberts has agreed to supervise the disposition of the remaining legacy property. Affiliates of Mr. Roberts may provide services to us in connection with the sale of such property. The fees and costs we pay for such services will be considered selling costs for purposes of the true-up arrangement under the Stock Purchase Agreement.

Under these arrangements, the company incurred costs with Roberts Properties of $44,357 and $96,523 for the six months ended June 30, 2016 and 2015, respectively, which were recorded in general and administrative expenses in the statements of operations. Roberts Properties also received cost reimbursements in the amount of $86 and $5,845 for the six months ended June 30, 2016 and 2015, respectively, for the company’s operating costs and other related expenses paid by Roberts Properties. At June 30, 2016 the unpaid portion of these costs in the amount of $0 is recorded in due to affiliates and $6,265 is recorded in liabilities related to real estate asset held for sale in the consolidated balance sheets.

Sublease of Office Space. On February 19, 2014, the company entered into a sublease for 1,817 square feet of office space with Roberts Capital Partners, LLC. The sublease had a commencement date of April 7, 2014. Roberts Capital Partners, LLC is owned by Mr. Charles S. Roberts. The rental rates and lease term are the same rental rates and lease term that Roberts Capital Partners, LLC has with KBS SOR Northridge LLC, the unrelated third party owner of the building. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease; however, the company negotiated a 90-day right to terminate its sublease as described below. The sublease has a three-year term, with a one-year option, which provides for rental rates of $16.50 per square foot in Year 1, $17.25 per square foot in Year 2, $18.00 per square foot in Year 3, and $18.75 per square foot for the Year 4 option. The company has the right to terminate the sublease upon 90 days’ notice by paying (a) a minimum of 12 months of rent under the sublease, plus (b) an early termination amount, which will be the lesser of (x) the next 12 months of rent due under the sublease or (y) the remaining amounts due under the term of the sublease, as calculated on the early termination date. The company paid a security deposit of $20,577 upon the execution of the lease and has paid $16,736 and $15,330 in rent for the six months ended June 30, 2016 and 2015, respectively.

Extension Agreement Extending Term of Governance and Voting Agreement and Employment Agreement

On February 1, 2016, the company, A-III and Mr. Roberts, entered into the Extension Agreement, effective as of January 28, 2016, extending the terms of the Employment Agreement by and between the company and Mr. Roberts and the Governance and Voting Agreement by and among the company, A-III and Mr. Roberts. On June 15, 2016, the company, A-III and Mr. Roberts, entered into the Second Extension Agreement, effective as of June 15, 2016, further extending the terms of the Employment Agreement and the Governance and Voting Agreement. As a result of these amendments, the parties have agreed to extend the expiration of the term of each of the Employment Agreement and the Governance and Voting Agreement from June 30, 2016, the first extension date, to December 31, 2016. As a result, all of the respective rights and obligations of the parties under, and all other terms, conditions and provisions of, the Employment Agreement and the Governance and Voting Agreement shall continue in full force and effect until December 31, 2016, unless the Employment Agreement or the Governance and Voting Agreement is amended in writing by the parties or is sooner terminated in accordance with the provisions thereof.

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

Under various federal, state, and local environmental laws and regulations, the company may be required to investigate and clean up the effects of hazardous or toxic substances at its properties, including properties that have previously been sold. The preliminary environmental assessment of the company’s properties have not revealed any environmental liability that the company believes would have a material adverse effect on its business, assets, or results of operations, nor is the company aware of any such environmental liability.

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

As a result of the transaction, A-III is the largest shareholder of our company, owning as of June 30, 2016 approximately 41% of our outstanding shares of common stock, or approximately 40% on a diluted basis assuming conversion of the outstanding units of limited partnership interest in our operating partnership into company common stock and assuming no exercise of the warrants we granted to A-III.

Effective as of the closing of the A-III transaction, our management was changed and our company is externally managed by our Manager, which is a wholly-owned subsidiary of A-III, pursuant to a management agreement between our company and the Manager that was executed at the closing of the A-III transaction on January 30, 2015. Immediately after the closing, the Manager designated, and the Board appointed, the following persons as the new executive officers of the company: Edward Gellert is Chief Executive Officer and President; Robert Gellert is Executive Vice President, Chief Operating Officer and Treasurer; Gregory Simon is Executive Vice President, General Counsel and Secretary; and Mark E. Chertok is Chief Financial Officer. Charles S. Roberts, who previously served as the company’s Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President. Mr. Roberts is currently responsible for overseeing the sale of our one remaining legacy land parcel.

We currently own one remaining legacy property, a tract of land totaling 38 acres, which is held for sale at June 30, 2016. Our current focus is on selling the remaining legacy property. We do not intend to focus on development projects as we have in the past. Going forward, we expect to pursue a flexible real estate investment strategy. We may invest in multifamily, office, mixed-use office, retail, industrial, healthcare or lodging properties, as well as preferred equity or debt instruments secured by mortgages on these types of properties, mezzanine loans secured by pledges of equity interests in entities that own these types of properties or other forms of subordinate debt in connection with these types of properties.

The Operating Partnership

We conduct our business through ACRE Realty LP which owns the remaining legacy property that is held for sale and will own, either directly or indirectly, through subsidiaries or joint ventures, any future properties we acquire. We refer to ACRE Realty LP as our operating partnership. The agreement of limited partnership of our operating partnership provides that it is not required to be dissolved until 2093. Our company is the sole general partner of our operating partnership and, as of June 30, 2016, owned a 96.26% interest in our operating partnership. Our ownership interest in our operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and to the holders of units as “unitholders.”

Under the agreement of limited partnership of our operating partnership unitholders, generally have the right to require the operating partnership to redeem their units. A unitholder who submits units for redemption will receive, at our election, either (a) 1.647 shares for each unit submitted for redemption (the “Conversion Factor”), or (b) cash for those units at their fair market value, based upon the then current trading price of the shares. Prior to December 29, 2015, we had an informal policy of issuing shares, in lieu of cash in exchange for units. On December 28, 2015, our Board formally adopted a policy whereby we shall only issue our common shares for redemption of units, rather than paying cash for such redemption in accordance with the operating partnership agreement.

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

Critical Accounting Policies and Estimates

Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2015 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. There have been no material changes to these accounting policies for the three and six months ended June 30, 2016.

Recent Accounting Pronouncements

Please refer to Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, in the notes to the unaudited consolidated financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our financial statements.

Results of Operations

Comparison of the three months ended June 30, 2016 to 2015

The following table highlights our operating results and should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Three Months Ended June 30,		Increase
	2016	2015	(Decrease)

Total Revenues	$—	$7	$(7)

Expenses:
Property, insurance and other expenses	3,575	13,667	(10,092)
Real estate taxes	4,409	23,773	(19,364)
Management fees, affiliate	97,687	106,184	(8,497)
Allocated salaries and other compensation, affiliate	127,540	136,364	(8,824)
Interest expense	—	26,952	(26,952)
General and administrative expenses	950,825	509,902	440,923
Depreciation expense	—	12,273	(12,273)

Total expenses	1,184,036	829,115	354,921

Other income:
Gain on sale of assets	—	1,022,871	(1,022,871)

Net (Loss) Income	$(1,184,036)	$193,763	$(1,377,799)

Net loss increased by $1,377,799 for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015. This increase was due to the fact that there were no property sales and a $354,921 increase in expenses for the three months ended June 30, 2016. We explain the major variances between the three months ended June 2016 and 2015 below.

Property insurance and other expenses consisting of utilities, repairs and maintenance, marketing, property insurance, and other expenses decreased by $10,092 primarily resulting from sale of all but one of the legacy properties in 2015.

Real estate taxes decreased by $19,364, primarily as a result of the sales of the North Springs Land, which closed on December 17, 2015, the Bradley Park Land, which closed on December 4, 2015 and the Northridge Land, which closed on June 30, 2015.

Management fees, affiliate, decreased by $8,497 primarily due to the net loss during the six months ended June 30, 2016, which further reduced the equity balance as of June 30, 2016 compared to June 30, 2015. The base management fee is equal to 1.50% per annum of our equity (as defined in the management agreement), calculated and payable quarterly in arrears in cash.

Allocated salaries and other compensation, affiliate, decreased by $8,824, primarily because the reimbursements for the three months ended June 2016 were based on actual amounts compared to the three months ended June 30, 2015 that were based on estimates. Under the management agreement, we are required to reimburse our Manager for the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain dedicated officers and employees that the Manager elects to provide to us.

Interest expense decreased by $26,952, primarily resulting from the repayment of all of our debt in 2015. There is no debt on the remaining legacy property.

General and administrative expenses increased by $440,923, primarily resulting from costs associated with pursuing potential transactions and equity compensation expense related to restricted stock, which was granted in October 2015. There were no potential transaction pursuit costs or equity compensation expense during the three months ended June 30, 2015. These increases were offset by a decrease in financial outsourcing fees and a decrease in related party consulting fees to the Roberts Properties for the three months ended June 30, 2016. The decrease in financial outsourcing fees and reimbursements to Roberts Properties was due to reduced activities as a result of the sale of all but one of the legacy properties in 2015.

Depreciation expense decreased by $12,273, as a result of us fully depreciating all furniture, fixtures and equipment in 2015.

Gain on sale of assets decreased by $1,022,871, due to the fact that there were no property sales during this period.

Comparison of the six months ended June 30, 2016 to 2015

The following table highlights our operating results and should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Six Months Ended June 30,		Increase
	2016	2015	(Decrease)

Total Revenues	$—	$275	$(275)

Expenses:
Property insurance and other expenses	7,080	25,132	(18,052)
Real estate taxes	8,818	48,086	(39,268)
Management fees, affiliate	200,013	177,365	22,648
Allocated salaries and other compensation, affiliate	294,685	227,273	67,412
Interest expense	—	389,348	(389,348)
General and administrative expenses	1,577,397	1,260,785	316,612
Depreciation expense	—	13,654	(13,654)

Total expenses	2,087,993	2,141,643	(53,650)

Other income:
Gain on sale of assets	—	1,022,871	(1,022,871)

Net Loss	$(2,087,993)	$(1,118,497)	$(969,496)

Net loss increased by $969,496 for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. This increase in net loss was due to the fact that there were no property sales during the six months ended June 30, 2016 but was partially offset by a $53,650 decrease in expenses for the six months ended June 30, 2016. We explain the major variances between the six months ended June 2016 and 2015 below.

Property insurance and other expenses consisting of utilities, repairs and maintenance, marketing, property insurance, and other expenses decreased by $18,052 primarily resulting from the sale of all but one of the legacy properties in 2015.

Real estate taxes decreased by $39,268, primarily as a result of the sales of the North Springs Land, which closed on December 17, 2015, the Bradley Park Land, which closed on December 4, 2015 and the Northridge Land, which closed on June 30, 2015.

Management fees, affiliate, increased by $22,648, primarily resulting from the management agreement, which became effective on January 30, 2015. The base management fee is equal to 1.50% per annum of our equity (as defined in the management agreement), calculated and payable quarterly in arrears in cash.

Allocated salaries and other compensation, affiliate, increased by $67,412, primarily due to the reimbursements for the six months ended June 2016 being based on actual amounts compared to the six months ended June 30, 2015 that were based on estimates. Under the management agreement, we are required to reimburse our Manager for the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain dedicated officers and employees that the Manager elects to provide to us.

Interest expense decreased by $389,348, primarily resulting from the repayment of all of our debt in 2015. There is no debt on the remaining legacy property.

General and administrative expenses increased by $316,612, primarily resulting from costs associated with pursuing potential transactions and equity compensation expense related to the restricted stock, which was granted in October 2015. There were no potential transaction pursuit costs or equity compensation expense in 2015. There were also increases in financial outsourcing and accounting and tax fees in 2016 as a result of the assistance provided in filing the Form 10-K for the year ended December 31, 2015. These increases were offset by a decrease in director fees, since termination payments were paid to members of our Board who resigned in connection with the A-III transaction in 2015 were one-time payments, coupled with a decrease in salaries, professional fees, legal fees and reimbursements to Roberts Properties in 2015.

Depreciation expense decreased $13,654, as a result of us fully depreciating all furniture, fixtures and equipment in 2015.

Gain on sale of assets decreased by $1,022,871 due to the fact that there were no property sales during the six months ended June 30, 2016. The gain on sale of assets for the six months ended June 30, 2015 was associated with the sale of the Northridge Land parcel, which closed on June 30, 2015.

Liquidity and Capital Resources

Overview

We require capital to fund our operating activities. Our capital sources include our cash balance of $18,277,099 and future proceeds from the sale of our remaining legacy real estate asset.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all operating expenses. At June 30, 2016, we had a cash balance of $18,277,099. We are currently using our cash balance to meet our short-term liquidity requirements, including general and administrative expenses, and funding the carrying costs of our remaining land parcel.

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

Cash flows

Cash and cash equivalents were $18,277,099 at June 30, 2016 and $7,601,694 at December 31, 2015. The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
Net cash flow provided by (used in):
Operating activities	$(1,597,816)	$(1,914,638)
Investing activities	—	5,554,530
Financing activities	—	3,723,535
Net (decrease) increase in cash and cash equivalents	$(1,597,816)	$7,363,427

Six Months Ended June 30, 2016 Compared to June 30, 2015

Net cash used in operating activities decreased by $316,822, primarily due to a decrease in revenues and expenditures for the period as a result of the sale of all but one of our legacy properties in 2015.

Net cash provided by investing activities decreased by $5,554,530 due to the fact that there were no property sales during the six months ended June 30, 2016. Net cash provided by investing activities for the six months ended June 30, 2015 was primarily attributable to the sale of the Northridge Land parcel for $5,500,000, which closed on June 30, 2015.

Net cash provided by financing activities decreased by $3,723,535 due to the fact that there were no capital contributions and there was no debt outstanding during the six months ended June 30, 2016. Net cash provided by financing activities for the six months ended June 30, 2015 resulted from the $12,000,000 cash proceeds attributable to the closing of the A-III transaction and the $2,000,000 cash proceeds from the Northridge land loan, which were offset by the repayments of $10,020,000 of our land loans.

Capitalization

As of June 30, 2016, the company had 20,464,187 shares of common stock outstanding and 482,213 operating partnership units that could be exchanged for 794,237 shares of common stock, which are held by persons other than us.

Warrants

In connection with the A-III transaction, we issued warrants to purchase up to an additional 26,760,563 shares of our common stock at an exercise price of $1.42 per share to A-III ($38,000,000 in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of the four legacy land parcels, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. The warrants expire on January 31, 2018. As of June 30, 2016, the warrants remained unexercised.

Contractual Obligations and Commitments

The following table summarizes our future estimated cash payments under existing contractual obligations as of June 30, 2016:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Allocated salaries and other compensation, affiliates(1)	$1,955,751	$383,251	$1,020,000	$552,500	—
Sublease of office space	21,804	21,804	—	—	—

Total	$1,977,755	$405,055	$1,020,000	$552,500	$—

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

ITEM 4.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of June 30, 2016, to provide assurance that information that is required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

We have enhanced our internal control over financial reporting subsequent to January 2015 by the addition of financial reporting and accounting personnel and the increase of financial and other resources resulting from the change in control transaction with A-III Investment Partners LLC. No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. to change company name, effective January 30, 2015. (Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 2, 2015.)

3.4	Amended and Restated Bylaws of Roberts Realty Investors, Inc. (Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 4, 2008.)

3.5	Amendment to Amended and Restated Bylaws of Roberts Realty Investors, Inc. to give the Board of Directors the authority to fix the number of Directors at five or any greater number, effective January 30, 2015. (Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 2, 2015.)

Exhibit No.	Description

10.1.1	Extension Agreement, dated as of January 28, 2016, by and among ACRE Realty Investors Inc., A-III Investment Partners LLC and Charles S. Roberts. (Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 2, 2016.)

10.1.2	Second Extension Agreement, dated as of June 15, 2016, by and among ACRE Realty Investors Inc., A-III Investment Partners LLC and Charles S. Roberts. (Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 16, 2016.)

Other Exhibits:

21	Subsidiaries of ACRE Realty Investors Inc. (Incorporated by reference to Exhibit 21 in our Annual Report on Form 10-K filed March 15, 2016).

31.1	Certification of Edward Gellert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark E. Chertok pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Edward Gellert pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

32.2	Certification of Mark E. Chertok pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101	The following financial statements from ACRE Realty Investor Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations (unaudited); (iii) the Consolidated Statements of Equity (unaudited); (iv) the Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to the Consolidated Financial Statements.*

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

Date: August 10, 2016

ACRE Realty Investors Inc.
(formerly named Roberts Realty Investors, Inc.)

	By:	/s/ Mark E. Chertok
Mark E. Chertok, Chief Financial Officer (the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)

