Form 10-K
period 2016-12-31
ACRE REALTY INVESTORS INC
filed 2017-03-09
CIK 1011109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Amendment No.  )

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $16,337,341 based on the closing sale price of $1.39 per share as reported on the NYSE MKT exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 7, 2017
Common Stock, $.01 par value per share	20,490,465 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which incorporated
None	N/A

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “intend,” “estimate,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. We make forward-looking statements in the notes to the consolidated financial statements included in this report and in Part II, Item 7 of this report.

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our future prospects and expanded business strategy, including the possible sale of our remaining land parcel, the acquisition of new real estate assets and the timing of the closing of these transactions. Other forward-looking statements relate to trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, assumptions, and other factors discussed in this report and in our other filings with the SEC. These forward-looking statements are not guarantees of future performance and our actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, for a description of some of the important factors that may affect actual outcomes.

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

PART I

ITEM 1.	BUSINESS

General

ACRE Realty Investors Inc. is a commercial real estate investment and operating company focused on commercial real estate investments.

On January 30, 2015, our company and A-III Investment Partners LLC (“A-III”), a joint venture between affiliates of Avenue Capital Group and C-III Capital Partners LLC, which is controlled by Island Capital Group LLC, closed a series of transactions that recapitalized our company and resulted in a change in control of our company. At the closing, A-III purchased 8,450,704 shares of our company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12 million, and our company issued to A-III warrants to purchase up to an additional 26,760,563 shares of our company’s common stock at an exercise price of $1.42 per share ($38 million in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of our company’s four legacy land parcels held on January 30, 2015, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. We used a portion of the proceeds of A-III’s investment to pay off certain of our outstanding indebtedness as discussed further below.

Immediately after the closing, our company’s name was changed to ACRE Realty Investors Inc., and the name of our operating partnership was changed to ACRE Realty LP. On February 2, 2015, our common stock began trading under the new ticker symbol “AIII” (NYSE MKT: AIII). Our principal office was moved to 399 Park Avenue, 6th Floor, New York, New York 10022.

As a result of the transaction, A-III is the largest shareholder of our company, owning as of December 31, 2016 approximately 41.24% of our outstanding shares of common stock, or approximately 39.75% on a diluted basis assuming conversion of the outstanding units of limited partnership interest in our operating partnership into our company’s common stock and assuming no exercise of the warrants we granted to A-III.

Effective as of the closing of the A-III transaction, our management was changed and our company became externally managed by A-III Manager LLC (our “Manager”), which is a wholly-owned subsidiary of A-III, pursuant to a management agreement between our company and the Manager that was executed at the closing of the A-III transaction on January 30, 2015. Immediately after the closing, the Manager designated, and the Board of Directors (the “Board”) appointed, the following persons as executive officers of the company: Edward Gellert is Chief Executive Officer and President; Robert Gellert is Executive Vice President, Chief Operating Officer and Treasurer; Gregory Simon is Executive Vice President, General Counsel and Secretary; and Mark E. Chertok is Chief Financial Officer. Charles S. Roberts, who previously served as the company’s Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President after the A-III transaction and through December 31, 2016, pursuant to an Employment Agreement, which expired on December 31, 2016, at which time Mr. Roberts ceased to be an officer or employee of our company.

We currently own one remaining legacy property, a tract of land totaling 38 acres, which is held for sale as of December 31, 2016. On October 7, 2016, the operating partnership entered into a sale contract with Roberts Capital Partners, LLC, which is an affiliate of one of our directors. The sale of the property is expected to close during the second quarter of 2017, subject to an extension option and certain closing conditions. Our current focus is on selling the remaining legacy property. We do not intend to focus on development projects as we have in the past. Going forward, we expect to pursue a flexible real estate investment strategy. We may invest in multifamily, office, mixed-use office, retail, industrial, healthcare or lodging properties, as well as preferred equity or debt instruments secured by mortgages on these types of properties, mezzanine loans secured by pledges of equity interests in entities that own these types of properties or other forms of subordinate debt in connection with these types of properties.

The Operating Partnership

We conduct our business through ACRE Realty LP, which owns the remaining legacy property that is held for sale and will own, either directly or indirectly through subsidiaries or joint ventures, any future properties we acquire. We refer to ACRE Realty LP as our operating partnership. The limited partnership agreement of our operating partnership provides that it is not required to be dissolved until 2093. Our company is the sole general partner of our operating partnership and, as of December 31, 2016, owned a 96.39% interest in our operating partnership. Our ownership interest in our operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and to the holders of units as “unitholders.”

Under the limited partnership agreement of our operating partnership, unitholders generally have the right to require the operating partnership to redeem their units. A unitholder who submits units for redemption will receive, at our election, either (a) 1.647 shares for each unit submitted for redemption (the “Conversion Factor”), or (b) cash for those units at their fair market value, based upon the then current trading price of the shares. Prior to December 29, 2015, we had an informal policy of issuing shares, in lieu of cash, in exchange for units. On December 28, 2015, our Board formally adopted a policy whereby we shall only issue our common shares for redemption of units, rather than paying cash for such redemption in accordance with the operating partnership agreement.

Whenever we issue and sell shares of our common stock, we are obligated to contribute the net proceeds from that issuance and sale to the operating partnership and the operating partnership is obligated to issue units to us. The operating partnership agreement permits the operating partnership, without the consent of the unitholders, to sell additional units and add limited partners.

Legacy Property Sales

On October 7, 2016, the operating partnership entered into a sale contract with Roberts Capital Partners, LLC, which is an affiliate of one of our directors, to sell Highway 20 for a purchase price of $4,725,000, including a reimbursement of $1,050,000 relating to prepaid sewer taps. This transaction is expected to close during the second quarter of 2017, subject to an extension option and certain closing conditions.

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

Because we are externally managed by the Manager, we currently have no employees of our own. Charles S. Roberts, one of our directors, was employed by us as our Executive Vice President after the A-III transaction and through December 31, 2016 pursuant to an Employment Agreement that expired on December 31, 2016, at which time Mr. Roberts ceased to be an officer or employee of our company. Each of our officers, other than our Chief Financial Officer, Mark Chertok, who is an employee of FTI Consulting, Inc. (“FTI”), is an employee of the Manager or another affiliate of A-III.

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

We file annual, quarterly, and current reports, proxy statements, and other information with the SEC that is available to the public at the SEC’s website at www.sec.gov. We also maintain an Internet website at http://www.acrerealtyinvestors.com/

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

Currently, we do not have any outstanding debt. If we are unable to meet mortgage payments on any mortgaged property in the future, the mortgage holder could foreclose upon the property, appoint a receiver, and receive an assignment of rents and leases, or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds.

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

We are subject to the normal risks associated with debt financing, including the risks that our cash flow will be insufficient to meet required payments of principal and interest and that we will not be able to renew, repay, or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. If we are unable to pay our future obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them. In addition, a breach of the restrictions or covenants contained in our loan documents for future indebtedness could cause an acceleration of our indebtedness. We may not have or may be unable to obtain sufficient funds to repay our future indebtedness in full upon acceleration. If we are unable to refinance our future debt upon acceleration or at scheduled maturity on acceptable terms or at all, we face the risks described in the first risk factor above.

Real Estate-Related Risks

We face risks associated with land holdings and related activities and we may have a difficult time selling our remaining legacy property.

We hold undeveloped land that is currently under contract to be sold with a related party at a price above its carrying value. Real estate markets are highly uncertain and, as a result, the value of the undeveloped land may fluctuate significantly in the future. We may be unable to close on the sale of our remaining legacy property, and as such, we may either be forced to hold the parcel for longer than we would like or to sell it at a price that is lower than we would like. The carrying costs can be significant and can result in further losses if the sale does not materialize.

Real estate properties are illiquid and are difficult to sell.

Real estate investments are relatively illiquid, which limits our ability to react quickly to adverse changes in economic or other market conditions. Our ability to dispose of assets depends on prevailing economic and market conditions. We may be unable to sell our remaining legacy property, to repay indebtedness we incur in the future, to raise capital we need to fund our future potential acquisitions, or to fund distributions to investors.

We face substantial competition.

Our remaining legacy property is located in a developed area where we face substantial competition from other properties and from other real estate companies that own or may develop or renovate competing properties. The substantial number of competitive properties and real estate companies in our market areas could have a material adverse effect on our ability to sell our remaining legacy property. In addition, properties we acquire in the future will also likely face competition for tenants. These factors could materially and adversely affect the value of our real estate portfolio, our results of operations, our ability to pay our obligations and amounts due on our related mortgage debt, if any, that we incur in the future and our ability to pay distributions to our investors.

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

We recorded impairment losses on a number of our assets in 2015 and prior years, and we may have to record additional impairment losses in the future. Although we believe we have applied reasonable estimates and judgments in determining the proper classification of our real estate assets, these estimates require the use of estimated market values, which are difficult to assess. If changes in circumstances require us to adjust our valuation assumptions for our assets, we could be required to record additional impairment losses. Any future impairment could have a material adverse effect on our results of operations for the period in which we record the impairment losses.

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

We may acquire or redevelop properties or acquire real estate related companies when we believe doing so is consistent with our business strategy. We may not succeed in (i) redeveloping or acquiring real estate and real estate related companies; (ii) completing these activities on time or within budget; or (iii) leasing or selling redeveloped or acquired properties at amounts sufficient to cover our costs.  Competition in these activities could also significantly increase our costs. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or redevelopments in new markets or industries where we do not have the same level of market knowledge may result in weaker than anticipated performance. We may also abandon acquisition or redevelopment opportunities that we have begun pursuing and consequently fail to recover expenses already incurred.  Furthermore, we may be exposed to the liabilities of properties or companies acquired, some of which we may not be aware of at the time of acquisition.

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

Charles S. Roberts, one of our directors, was our only employee after the A-III transaction and through December 31, 2016, pursuant to an Employment Agreement that expired on December 31, 2016, at which time Mr. Roberts ceased to be an officer or employee of our company. Our other officers, other than our chief financial officer, are employees of our Manager or one or more of its affiliates. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager’s access to the professionals and principals of its affiliates. The employees of our Manager’s affiliates identify, evaluate, negotiate, structure, close, and monitor our portfolio. The departure of any of the senior officers of our Manager, or of a significant number of investment professionals or principals of our Manager’s affiliates, could have a material adverse effect on our ability to achieve our objectives. We can offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s senior management. We are subject to the risk that our Manager will terminate the management agreement or that we may deem it necessary to terminate the management agreement or prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.

Our chief financial officer is employed by a third party consulting firm, FTI, with whom we have contracted for our chief financial officer’s services. As an employee of FTI, our chief financial officer may have other professional commitments that reduce the amount of time he can devote to us.

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

Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. Under the terms of the management agreement, our Manager and its affiliates and their respective controlling persons, members, directors, officers, employees, managers, owners and shareholders, will not be liable to us for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct or gross negligence of their duties under the management agreement. In addition, we will indemnify our Manager and its affiliates and their respective controlling persons, members, directors, officers, employees, managers, owners and shareholders, with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct or gross negligence, performed in good faith in accordance with and pursuant to the management agreement.

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

A number of federal, state, and local laws and regulations (including the Americans with Disabilities Act) may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features that add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access for disabled persons. The costs of compliance with these laws and regulations may be substantial, and restrictions on construction or completion of renovations may limit implementation of our strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to pay distributions to investors and to pay our mortgage debt, if any, as required.

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

Issuing additional equity securities to finance future acquisitions instead of incurring additional debt could dilute the interests of our existing shareholders. Our ability to execute our business and growth plan depends on our access to an appropriate blend of capital, which could include a line of credit and other forms of secured and unsecured debt, equity financing, or joint ventures.

The post-closing adjustment provision in the Stock Purchase Agreement may result in our issuance of additional shares of common stock to A-III and a reduced exercise price for the warrants issuable to A-III, if it exercises the warrants.

Under the Stock Purchase Agreement, dated November 19, 2014 (the “Stock Purchase Agreement”), upon completion of the sale of all of the company’s legacy properties, we will be required to recalculate the closing date net asset value used to determine the purchase price per share for the common stock that A-III purchased, substituting the actual net sale proceeds received by the company (gross sale proceeds less all actual selling costs) in selling the legacy properties for the estimated net value of such parcels used to determine the company’s net asset value at closing and reflecting (a) any changes in the liabilities of the company calculated in accordance with generally accepted accounting principles (“GAAP”) that arose on or before the closing date (other than certain post-closing obligations of the company that are required to be accrued on or before the closing under GAAP accounting) that are discovered after the closing date and (b) the final costs associated with certain matters described in the Stock Purchase Agreement. If the recalculated net asset value is lower than the estimated amount used to calculate the purchase price per share at closing, then the purchase price per share will be adjusted accordingly. In that case, the company will issue to A-III, as a purchase price adjustment, an additional number of shares of common stock equal to the difference between (x) $12.0 million divided by the adjusted purchase price per share and (y) the number of shares issued to A-III at the closing. The exercise price of the warrants will also be reduced to be equal to the adjusted purchase price per share. If the purchase price per share and warrant exercise price are reduced, the dilutive effects of the transaction described in the risk factor above will be magnified.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.              PROPERTIES

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

ITEM 3.              LEGAL PROCEEDINGS

The company and the operating partnership are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against any of them. Routine litigation arising in the ordinary course of business is not expected to result in any material losses to us or the operating partnership.

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

 PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Data for 2016 and 2015

Our common stock trades on the NYSE MKT exchange under the symbol “AIII.” The following table provides the quarterly high and low sales prices per share reported on the NYSE MKT exchange during 2016 and 2015. We declared no dividends during 2016 or 2015.

Year	Quarter Ended	High	Low	Dividends Declared

2016	First Quarter	$1.57	$1.21	None
	Second Quarter	1.85	1.20	None
	Third Quarter	1.65	0.90	None
	Fourth Quarter	1.45	0.95	None

2015	First Quarter	$1.95	$1.06	None
	Second Quarter	1.79	1.39	None
	Third Quarter	1.60	1.26	None
	Fourth Quarter	1.86	1.23	None

Shareholder Data

As of March 7, 2017, there were approximately 209 holders of record of our common stock.

As of March 7, 2017, we had 20,563,182 shares issued and 20,490,465 shares outstanding. In addition, 767,958 shares are reserved for issuance to unitholders from time to time upon the exercise of their redemption rights as explained in Item 1, Business – The Operating Partnership. There is no established public trading market for the units. As of March 7, 2017, the operating partnership had 74 unitholders of record.

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

Existing Stock Repurchase Plan

Our Board, as constituted prior to the A-III transaction, established a stock repurchase plan under which we are authorized to repurchase shares of our outstanding common stock from time to time by means of open market purchases and in solicited and unsolicited privately negotiated transactions, depending on the availability of shares, our cash position, and share price. We have purchased 59,638 shares and have the authority to repurchase an additional 540,362 shares under the plan. We have not repurchased any shares since 2009 or the period subsequent thereto. We do not expect to make any repurchases in the next 12 months. The plan does not have an expiration date.

ITEM 6.              SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties, and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those forward-looking statements. These risks are detailed in (a) Part I, Item 1A, Risk Factors, in this report and (b) our other SEC filings. Please also see the cautionary statements included in the Note Regarding Forward-Looking Statements at the beginning of this report.

Overview

ACRE Realty Investors Inc. is a commercial real estate investment and operating company focused on commercial real estate investments.

On January 30, 2015, our company and A-III closed a series of transactions that recapitalized our company and resulted in a change in control of our company. At the closing, A-III purchased 8,450,704 shares of our company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12 million, and our company issued to A-III warrants to purchase up to an additional 26,760,563 shares of our company’s common stock at an exercise price of $1.42 per share ($38 million in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of our company’s four legacy properties owned on January 30, 2015, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. We used a portion of the proceeds of A-III’s investment to pay off certain of our outstanding indebtedness as discussed further below.

Immediately after the closing, our company’s name was changed to ACRE Realty Investors Inc., and the name of our operating partnership was changed to ACRE Realty LP. On February 2, 2015, our common stock began trading under the new ticker symbol “AIII” (NYSE MKT: AIII). Our principal office was moved to 399 Park Avenue, 6th Floor, New York, New York 10022.

As a result of the transaction, A-III is the largest shareholder of our company, owning as of December 31, 2016 approximately 41.24% of our outstanding shares of common stock, or approximately 39.75% on a diluted basis assuming conversion of the outstanding units of limited partnership interest in our operating partnership into our company’s common stock and assuming no exercise of the warrants we granted to A-III.

Effective as of the closing of the A-III transaction, our management was changed and our company became externally managed by the Manager, which is a wholly-owned subsidiary of A-III, pursuant to a management agreement between our company and the Manager that was executed at the closing of the A-III transaction on January 30, 2015. Immediately after the closing, the Manager designated, and the Board appointed, the following persons as executive officers of the company: Edward Gellert is Chief Executive Officer and President; Robert Gellert is Executive Vice President, Chief Operating Officer and Treasurer; Gregory Simon is Executive Vice President, General Counsel and Secretary; and Mark E. Chertok is Chief Financial Officer. Charles S. Roberts, who previously served as the company’s Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President after the A-III transaction and through December 31, 2016, pursuant to an Employment Agreement, which expired on December 31, 2016, at which time Mr. Roberts ceased to be an officer or employee of our company.

We currently own one remaining legacy property, a tract of land totaling 38 acres, which is held for sale as of December 31, 2016. On October 7, 2016, the operating partnership entered into a sale contract with Roberts Capital Partners, LLC, which is an affiliate of one of our directors. The sale of the property is expected to close during the second quarter of 2017, subject to an extension option and certain closing conditions. Our current focus is on selling the remaining legacy property. We do not intend to focus on development projects as we have in the past. Going forward, we expect to pursue a flexible real estate investment strategy. We may invest in multifamily, office, mixed-use office, retail, industrial, healthcare or lodging properties, as well as preferred equity or debt instruments secured by mortgages on these types of properties, mezzanine loans secured by pledges of equity interests in entities that own these types of properties or other forms of subordinate debt in connection with these types of properties.

The Operating Partnership

We conduct our business through ACRE Realty LP which owns the remaining legacy property that is held for sale and will own, either directly or indirectly through subsidiaries or joint ventures, any future properties we acquire. We refer to ACRE Realty LP as our operating partnership. The agreement of limited partnership of our operating partnership provides that it is not required to be dissolved until 2093. Our company is the sole general partner of our operating partnership and, as of December 31, 2016, owned a 96.39% interest in our operating partnership. Our ownership interest in our operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and to the holders of units as “unitholders.”

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

Legacy Property Sales

Northridge Land

On March 31, 2015, we entered into a sale contract with Vista Acquisitions, LLC pursuant to which we agreed to sell the Northridge Land for $5,500,000. The Northridge Land is one of the legacy properties acquired prior to the recapitalization transaction with A-III. The sale of the Northridge Land closed on June 30, 2015 and we recognized a gain of $1,022,871.

Bradley Park Land

On January 26, 2015, we entered into a contract to sell our Bradley Park Land for $4,178,000 to Bradley Park Apartments, LLC (“BPA”), which is an affiliate of Mr. Roberts, who is a director of our company. There were subsequent amendments to the sale contract, such as extending the closing date and payment of additional deposits, among other provisions. As a material inducement to the company’s execution of the latest amendment dated November 30, 2015, Mr. Roberts signed a general release and covenant not to sue in favor of the company and its affiliates. On December 4, 2015, we closed on the sale of the Bradley Park Land and concurrently, paid in full the related outstanding loan. In connection with the sale, we recognized a gain of $579,304.

North Springs Land

On August 14, 2015, we entered into a contract to sell our North Springs Land for $12,000,000 to Maple by December 7, 2015. There were subsequent amendments to the sale contract, such as extending the closing date and payment of additional deposits, among other provisions. On December 17, 2015, we closed on the sale of the North Springs Land and recognized a gain of $967,450.

Highway 20

On October 7, 2016, the operating partnership entered into a sale contract with Roberts Capital Partners, LLC, a related party, to sell Highway 20 for a purchase price of $4,725,000, including a reimbursement of $1,050,000 relating to prepaid sewer taps. This transaction is expected to close during the second quarter of 2017, subject to an extension option and certain closing conditions.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with GAAP. See Recent Accounting Pronouncements below for information on recent accounting pronouncements and the expected impact on our financial statements. A critical accounting policy is one that requires significant judgment or difficult estimates, and is important to the presentation of our financial condition or results of operations. Because we are in the business of acquiring, owning and operating real estate, and currently, we only own one remaining undeveloped land parcel, our critical accounting policies relate to asset impairment evaluation and income taxes. The following is a summary of our overall accounting policy in these areas.

Asset Impairment Evaluation

We periodically evaluate our real estate assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable in accordance with FASB ASC Topic 360-10, Property, Plant, and Equipment – Overall. FASB ASC Topic 360-10 requires impairment losses to be recorded on long-lived assets used in operations and land parcels held for use when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The expected future cash flows depend on estimates made by management, including (a) changes in the national, regional, and/or local economic climates, (b) rental rates, (c) competition, (d) operating costs, (e) occupancy, (f) holding period, and (g) an estimated construction budget. A change in the assumptions used to determine future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded in the future. Due to uncertainties in the estimation process, actual results could differ from those estimates. Our determination of fair value is based on a discounted future cash flow analysis, which incorporates available market information as well as other assumptions made by our management, evaluation of appraisals, and other applicable valuation techniques. Because the factors we use in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, we may not achieve the discounted or undiscounted future operating and residual cash flows we estimate in our impairment analyses or those established by appraisals, and we may be required to recognize future impairment losses on properties held for sale.

As of December 31, 2016, we own one remaining legacy property, which is currently held for sale. During the year ended December 31, 2015, we recorded an impairment charge of $500,038. We do not believe that there were any indicators of impairment at this property and as such, no such adjustment was required during the year ended December 31, 2016.

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

In general, a valuation allowance is recorded if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of our deferred tax assets depends upon our generating sufficient taxable income in future years in the appropriate tax jurisdiction. In addition, our ability to use the net operating loss carry forwards is likely to be severely limited under Section 382 of the Internal Revenue Code as a result of the ownership change we experienced upon closing the recapitalization transaction with A-III.

As of December 31, 2016 and 2015, deferred tax assets were provided a full valuation allowance as it is more likely than not that these deferred tax assets will not be realized.

Recent Accounting Pronouncements

Please refer to Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, in the notes to the consolidated financial statements included in this annual report for a discussion of recent accounting standards and pronouncements and the expected impact on our consolidated financial statements.

Results of Operations

Comparison of the year ended December 31, 2016 to 2015

The following table highlights our operating results and should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-K.

	Year Ended December 31,
	2016	2015	Change
Total Revenues	$—	$432	$(432)
Expenses:
Property, insurance and other expenses	13,639	37,715	(24,076)
Real estate taxes	17,604	71,651	(54,047)
Management fees, affiliate	391,065	389,111	1,954
Allocated salaries and other compensation, affiliate	533,814	500,000	33,814
Interest expense	—	416,047	(416,047)
General and administrative expenses	2,463,635	2,380,014	83,621
Depreciation expense	—	13,654	(13,654)
Total expenses	3,419,757	3,808,192	(388,435)
Other Income (Loss):
Gain on sale of assets	—	2,569,625	(2,569,625)
Impairment on real estate	—	(500,038)	500,038)
Net Loss	$(3,419,757)	$(1,738,173)	$(1,681,584)

Net loss increased by $1,681,584 for the year ended December 31, 2016 when compared to the year ended December 31, 2015. This increase in net loss was due to the fact that there were no property sales during the year ended December 31, 2016, but was partially offset by a decrease of $388,435 in expenses for the year ended December 31, 2016 and no impairment charge during the year ended December 31, 2016. We explain the major variances between the year ended December 2016 and 2015 below.

Property insurance and other expenses consisting of utilities, repairs and maintenance, marketing, property insurance, and other expenses decreased by $24,076 primarily resulting from the sale of all but one of the legacy properties in 2015.

Real estate taxes decreased by $54,047, primarily as a result of the sales of the North Springs Land, which closed on December 17, 2015, the Bradley Park Land, which closed on December 4, 2015, and the Northridge Land, which closed on June 30, 2015. Real estate taxes for the year ended December 31, 2016 were related to Highway 20 land, which was the only property held during the year.

Management fees, affiliate, increased by $1,954 as a result of a shorter period in 2015 offset by a reduction in the fee computation base attributable to the net loss recognized during the year ended December 31, 2016. The management agreement was entered into on January 30, 2015 and the base management fee is equal to 1.50% per annum of our equity, as defined in that agreement.

Allocated salaries and other compensation, affiliate, increased $33,814, primarily due to the reimbursements for the year ended December 31, 2016 being based on actual amounts compared to the year ended December 31, 2015 that was capped at $500,000, and that the management agreement became effective on January 30, 2015. Under the management agreement, we are required to reimburse our Manager for the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain dedicated officers and employees that the Manager elects to provide to us.

Interest expense decreased by $416,047, resulting from the repayment of all of our debt in 2015. There is no debt on the remaining legacy property.

General and administrative expenses increased by $83,621, primarily resulting from the professional fees associated with a potential transaction that we are no longer pursuing in the amount of $428,625, which the company determined it would no longer pursue as of September 30, 2016 and increase in audit and tax fees in 2016 due to change of our audit firm to a firm with higher fees. These increases were partially offset by a decrease in directors fees as a result of one-time payments paid to members of our Board in 2015 who resigned in connection with the A-III transaction, a decrease in related party consulting fees and reimbursements to the Robert Companies as a result of the termination of the related management agreement, legal fees and overall financial accounting outsourcing fees since in 2015 costs incurred were related to the restatements of our previously issued financial statements and the filing of amended tax returns.

Depreciation expense decreased by $13,654, as a result of us fully depreciating all furniture, fixtures and equipment in 2015.

Gain on sale of assets decreased by $2,569,625 since there were no property sales during the year ended December 31, 2016. The gain on sale of assets for the year ended December 31, 2015 was associated with the sale of the Northridge Land, Bradley Park Land and North Springs Land.

Impairment loss for the year ended December 31, 2015 was related to our remaining legacy property, Highway 20. No additional write-down was necessary for this property for the year ended December 31, 2016.

Liquidity and Capital Resources

Overview

We require capital to fund our operating activities. Our capital sources include our cash balance of $16,638,702 and future proceeds from the sale of our remaining legacy property.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all operating expenses. At December 31, 2016, we had a cash balance of $16,638,702. We are currently using our cash balance to meet our short-term liquidity requirements, including general and administrative expenses, and funding the carrying costs of our remaining land parcel. We have no mortgage debt at December 31, 2016 or 2015.

Our primary sources of funds for liquidity going forward will consist of proceeds from the sale of our one remaining legacy land parcel and our cash balance of $16,638,702. Our potential equity sources, depending on market conditions, consist of proceeds from capital market transactions (public and/or private) including the issuance of common, convertible and/or preferred equity securities.

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

Cash flows

The following presents a summary of our consolidated statements of cash flows for the year ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Cash flow (used in) provided by:
Operating activities	$(3,236,213)	$(3,499,061)
Investing activities	—	21,654,537
Financing activities	—	1,481,172
Net (decrease) increase in cash and cash equivalents	$(3,236,213)	$19,636,648

Year Ended December 31, 2016 Compared to December 31, 2015

Net cash used in operating activities decreased by $262,848, primarily due to a decrease in property related expenditures as a result of the sale of all but one of our legacy properties in 2015, partially offset by an increase in costs associated with pursuing potential transactions.

Net cash provided by investing activities decreased by $21,654,537 due to the fact that there were no property sales during the year ended December 31, 2016. Net cash provided by investing activities for the year ended December 31, 2015 primarily resulted from the sale of the three legacy properties.

Net cash provided by financing activities decreased by $1,481,172 due to the fact that there were no capital contributions and there was no debt outstanding during the year ended December 31, 2016. Net cash provided by financing activities for the year ended December 31, 2015 resulted from the $12,000,000 cash proceeds attributable to the closing of the A-III transaction and the $2,000,000 cash proceeds from the Northridge land loan, which were offset by the repayments of $12,258,625 of our land loans.

Capitalization

Common Stock and Operating Partnership Units

As of December 31, 2016, we had 20,490,465 shares of common stock outstanding and 466,259 operating partnership units that could be exchanged for 767,959 shares of common stock, which are held by persons other than us.

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

Restricted Stock

On October 12, 2015, based on the recommendation of our Compensation Committee of the Board, the Board approved restricted stock grants of 260,000 shares of common stock to our independent directors and certain of our officers which were issued on March 28, 2016. The restricted stock was awarded pursuant to our 2006 Restricted Stock Plan, as amended. Vesting of the awards for the independent directors and officers is subject to continued service through the vesting period. Each of our four independent directors was awarded 20,000 shares of restricted common stock, which vested on January 30, 2016. Certain of our officers were awarded an aggregate of 180,000 shares of restricted common stock, which vest in equal one-third installments. There were 60,000 shares, which vested on each of January 30, 2016 and October 12, 2016. The remaining 60,000 shares will vest on October 12, 2017.

Contractual Obligations and Commitments

The following table summarizes our future estimated cash payments due under existing contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Allocated salaries and other compensation, affiliates(1)	$1,787,879	$662,879	$1,080,000	$45,000	$—
Sublease of office space	8,177	8,177	—	—	—

Total	$1,796,056	$671,056	$1,080,000	$45,000	$—

(1) We are required to reimburse our manager for salaries and other compensation of certain dedicated officers and employees that the Manager elects to provide to us.

The table above only includes the allocated salaries and other compensation due under our Management Agreement and does not include the base management fee, incentive fee, property management fee, acquisition fee and disposition fee as such obligations, discussed below, do not have fixed and determinable payments. See Note 9 to the consolidated financial statements, included under Item 15 in this Form 10-K for a discussion with respect to our obligations pursuant to the management agreement.

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

For the services to be provided by the Manager, we are required to pay the Manager the following fees:

•	an annual base management fee equal to 1.50% of our Equity (as defined in the Management Agreement – see Note 9), calculated and payable quarterly in arrears in cash;

•	a property management fee equal to 4.0% of the gross rental receipts received by us or our subsidiaries’ properties, calculated and payable monthly in arrears in cash;

•	an acquisition fee equal to 1.0% of the gross purchase price paid for any property or other investment acquired by us or any of our subsidiaries, subject to certain conditions and limitations and payable in arrears in cash with respect to all such acquisitions occurring after the date of the Management Agreement;

•	a disposition fee equal to the lesser of (a) 50% of a market brokerage commission for such disposition and (b) 1.0% of the sale price with respect to any sale or other disposition by us or any of our subsidiaries of any property or other investment, subject to certain conditions and limitations and payable in arrears in cash with respect to all such dispositions occurring after the date of the agreement with certain exceptions (this disposition fee does not apply to the sale of the four legacy land parcels that we owned at January 30, 2015); and

•	an incentive fee (as described below) based on the our “Adjusted Net Income” (as defined in the Management Agreement – see Note 9) for the trailing four quarter period in excess of the “Hurdle Amount” (as defined in Note 9), calculated and payable in arrears in cash on a rolling quarterly basis.

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

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are listed under Item 15(a) and are filed as part of this annual report on the pages indicated.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of December 31, 2016, to provide assurance that the information that is required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, our management assessed the effectiveness of our internal control over financial reporting. Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework (2013). As of December 31, 2016, our internal control over financial reporting was effective based on the criteria established in the Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that require the Company to include only management’s report in this annual report.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS and Corporate Governance

Directors and Executive Officers

The following table provides information about our directors and executive officers as of the date of this report. Each of our directors and executive officers, other than Charles S. Roberts, have held their respective positions with the company described below since the completion of our transaction with A-III in January of 2015.

Name	Age	Term as Director Expires	Position
Edward Gellert	50	2017	Chairman of the Board, Chief Executive Officer and President
Robert Gellert	46	—	Executive Vice President, Chief Operating Officer and Treasurer
Gregory I. Simon	50	—	Executive Vice President, General Counsel and Secretary
Mark E. Chertok	60	—	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Charles S. Roberts(1)	70	2017	Director
Bruce D. Frank	62	2019	Director
Robert C. Lieber	62	2017	Director
Robert L. Loverd	74	2019	Director
Robert G. Koen	70	2018	Director
Kyle A. Permut	54	2018	Director

(1) Mr. Roberts served as our Executive Vice President from January 30, 2015 to December 31, 2016. His Employment Agreement expired on December 31, 2016. Pursuant to the Extension of Governance and Voting Agreement, the parties agreed to nominate Mr. Roberts for re-election to the Board. Mr. Roberts was elected by the company’s shareholders at the annual meeting on December 14, 2016. Mr. Roberts has agreed to resign from the Board upon the first to occur of the following two events: (i) in the event he fails to continuously maintain beneficial ownership of at least 1,100,000 shares of common stock (subject to adjustment for stock splits, stock dividends and other similar adjustments to the shares of common stock) and (ii) upon the expiration of the Governance and Voting Agreement on June 30, 2017.

Biographical Information

Edward Gellert. Mr. Gellert has approximately 25 years of real estate industry experience, including investment and portfolio management, the operation and development of real estate assets, lending, distressed investing and deal sourcing. Since 2004, Mr. Gellert has been responsible for directing the investment activities of the Avenue Real Estate Strategy, first as Portfolio Manager and then as Senior Portfolio Manager. During that time, Avenue has invested in hotel, residential, office, retail, and land assets throughout the United States. Prior to joining Avenue Capital Group in 2004, Mr. Gellert founded EDGE Partners LLC, and through its affiliates was a co-managing member of joint venture entities that developed, repositioned, and owned over 1.2 million square feet of properties. Before founding EDGE Partners LLC, Mr. Gellert sourced and arranged distressed debt and property acquisitions while associated with Argent Ventures and Amroc Investments. Prior to joining Amroc, Mr. Gellert served as an analyst and asset manager at BRT Realty Trust, a publicly-traded mortgage REIT. Mr. Gellert received a B.S.M. from the AB Freeman School of Business at Tulane University (1988). Mr. Edward Gellert is the brother of Mr. Robert Gellert, who serves as the company’s Executive Vice President, Chief Operating Officer, and Treasurer. Mr. Edward Gellert currently serves as our Chairman of the Board, Chief Executive Officer and President.

The Nominating and Corporate Governance Committee of our Board has concluded that Mr. Gellert should serve as a director because of his extensive experience in the real estate industry in a variety of types of transactions, including real estate investments.

Robert Gellert. Mr. Gellert joined Avenue Capital Group in 2004, where he has served as a Portfolio Manager since 2007. Mr. Gellert is responsible for assisting with the direction of the investment activities of the Avenue Real Estate Strategy. Before joining Avenue Capital, Mr. Gellert was at EDGE Partners LLC, as well as The Carlton Group, Ltd. and Argent Ventures, where he directed the marketing, leasing, and sales operations of commercial and multifamily real estate, including real estate foreclosed by lenders and loan assets. Mr. Gellert received a B.S. in Economics from the State University of New York at Albany in 1992. Mr. Robert Gellert is the brother of Mr. Edward Gellert.

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

Mark E. Chertok. Mr. Chertok is a senior managing director of FTI, in the Real Estate Solutions practice, where he has directed the Financial Outsourcing group since 2008. Mr. Chertok has over 35 years of experience in the real estate and real estate finance industry. From January 2007 through August 2008 Mr. Chertok was an independent financial consultant. Previously, Mr. Chertok was the executive vice president and chief financial officer at The El-Ad Group Ltd, a fully-integrated real estate company that acquires, redevelops, converts, develops, and owns primarily residential properties for sale or rent in urban, high-density markets in the United States and Canada. Prior to El-Ad, Mr. Chertok was chief financial officer of NorthStar Realty Finance Corp. (NYSE: NRF), a mortgage real estate investment trust and NorthStar Capital Investment Corp. At Northstar, Mr. Chertok was instrumental in taking NRF public in 2004. Prior to Northstar, Mr. Chertok was chief financial officer and a principal of Emmes and Company LLC, an opportunistic real estate investment company specializing in acquiring under-performing real estate and ‘hard money’ lending. Mr. Chertok has extensive experience working-out complex defaulted real estate loans. Previously, Mr. Chertok was with two public accounting firms, as a partner at Margolin, Winer & Evens LLP and as a principal at Laventhol & Horwath and was involved in all aspects of client service including accounting, tax and management advisory services, with a specialization in providing services to the real estate industry.

Robert C. Lieber. Mr. Lieber joined Island Capital Group in July 2010 as an Executive Managing Director, and subsequently became an Executive Managing Director and member of the executive management committee of C-III Capital Partners LLC, which was sponsored by Island Capital, in August 2010. In May 2016, Mr. Lieber became CEO of Resource Capital Corp. and joined the Board of Trustees of Resource Innovation Office REIT, Inc. Prior to that, Mr. Lieber served under New York City Mayor Michael R. Bloomberg as President of the Economic Development Corp. beginning in January 2007 and Deputy Mayor beginning in January 2008. Mr. Lieber entered the public sector upon retiring from Lehman Brothers after 23 years, serving most recently as a Managing Director in Lehman’s Real Estate Private Equity Fund and before that as the Global Head of Real Estate Investment Banking. He currently serves as Independent Director of Tutor Perini Corporation, a construction company whose shares are listed on the NYSE, and he also serves as a Board member and Secretary of the Board as well as a Trustee for the Urban Land Institute. He also serves on the executive committee and was previously the Chairman of the Zell-Lurie Real Estate Center at the Wharton School, University of Pennsylvania. Mr. Lieber holds a Bachelor of Arts degree from the University of Colorado and a Masters in Business Administration from the Wharton School at the University of Pennsylvania.

The Nominating and Corporate Governance Committee of our Board has concluded that Mr. Lieber should serve as a director because of his decades of real estate experience, his expertise in real estate finance, his deep relationships in the real estate business, and his experience in serving as a director of a public company whose shares are listed on the NYSE.

Charles S. Roberts. Mr. Roberts served as our Chairman of the Board, Chief Executive Officer, and President since he founded the company in 1994. On January 30, 2015, upon the closing of our recapitalization transaction with A-III, Mr. Roberts resigned from his positions with the company and was immediately re-appointed as an Executive Vice President and a director. Mr. Roberts’s employment as Executive Vice President continued through December 31, 2016 but he continues to serve as a director. Mr. Roberts owns, directly or indirectly, all of the outstanding stock of, and is the president and sole director of, Roberts Properties, Inc. (“Roberts Properties”), Roberts Properties Management, LLC, Roberts Capital Partners, LLC and Roberts Properties Construction, Inc., (“Roberts Construction,” collectively, “Roberts Companies”), which develop, construct, and manage multifamily apartment communities. Mr. Roberts has been a national speaker on the topic of developing upscale multifamily housing and has been recognized as a leader in this industry. On a regional level, Roberts Properties has been awarded 21 prestigious Aurora Awards by the Southeast Builders Conference; including eight times for the best rental apartment community. Roberts Properties has also been awarded the coveted Golden Aurora Award for best overall development in the Southeast. On a national level, Roberts Properties Management, LLC was recognized as the Property Management company of the Year by the National Association of Home Builders, and Roberts Properties has twice been awarded the prestigious Pillars of the Industry Award from the National Association of Home Builders for the best upscale apartment community.

The Nominating and Corporate Governance Committee of our Board has concluded that Mr. Roberts should serve as a director because of his experience as our former Chief Executive Officer since he founded the company in 1994 until the closing of the recapitalization transaction with A-III. He is one of our largest shareholders and he has more than 40 years of experience in real estate development, construction, and management, particularly with respect to multifamily apartment communities.

Bruce D. Frank. Mr. Frank has more than 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally, on a wide range of real estate holding types, including office and apartment buildings, shopping centers, hotels, resorts, industrial, warehouse and other commercial properties. Mr. Frank served at Ernst & Young LLP from 1997 to 2014 and most recently worked as a Senior Partner within the assurance line of Ernst & Young’s real estate practice. Prior to Ernst & Young, Mr. Frank was at KPMG LLP for 17 years. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. He serves on the Real Estate Advisory Board of the New York University Schack Institute of Real Estate and is an active member of the National Association of Real Estate Investment Trusts. In February 2015, Mr. Frank was elected as an independent director of the Board of Directors of Landsea Holdings Corp. and was appointed chair of its Audit Committee and a member of its Compensation Committee and Investment Committee. From July 2014 until February 2017, Mr. Frank served as an independent director of the Board of Directors of VEREIT, Inc. and chair of its Audit Committee and a member of the Compensation Committee. Mr. Frank also provides real estate services as an independent consultant. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York.

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

Robert L. Loverd. Mr. Loverd was a managing trustee (independent trustee), Chairman of the Board and chairman of the Board’s Compensation Committee and a member of the Board’s Nominating and Corporate Governance and Audit Committees, of Centerline Holding Company. Mr. Loverd served in these capacities while Centerline was a publicly listed company until Centerline completed a “going private” transaction and de-registered on March 15, 2013. Mr. Loverd is the former Group Chief Financial Officer and a founding partner of MC European Capital (Holdings), a London investment banking and securities firm, which was established in 1995 and substantially sold in 2000. From 1979 to 1994, Mr. Loverd held various positions in New York and London in the Investment Banking Departments of Credit Suisse and First Boston. Prior to that, Mr. Loverd was a shareholder in the International Investment Banking Department of Kidder, Peabody & Co. Incorporated. Mr. Loverd is a member of the Board of Directors of Harbus Investors, a privately owned investment vehicle. Mr. Loverd has been nominated to become a member of the SoulCycle Inc. board of directors upon the closing of its initial public offering. Mr. Loverd received a Bachelor of Arts degree from Princeton University and a Masters in Business Administration degree from Harvard Business School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors, executive officers, and persons who own beneficially more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in their ownership of our common stock. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2016 and 2015, our directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

Code of Business Conduct and Ethics

The Board has established a Code of Business Conduct and Ethics that applies to our officers, directors and employees when such individuals are acting for or on our behalf. A current copy of the Code of Business Conduct and Ethics can be found on our website at www.acrerealtyinvestors.com. Any waiver of the Code of Business Conduct and Ethics may be made only by the Nominating and Corporate Governance Committee and will be promptly disclosed to shareholders in accordance with applicable SEC rules and applicable standards of the NYSE MKT.

Board Meetings

The Board meets regularly to review significant developments affecting us and to act on matters requiring its approval. The Board in place during 2016 held 7 meetings. No director, during his period of service in 2016, attended fewer than 75% of the total number of meetings of the Board and committees on which he served. All of the directors serving on our Board attended the 2016 annual meeting of shareholders.

Audit Committee

The current members of the Audit Committee are Mr. Frank (Chairman), Mr. Loverd and Mr. Koen. Each of these members has been determined to be “independent” within the meaning of the applicable standards of the NYSE MKT and Rule 10A-3 of the Securities Exchange Act of 1934, as amended. In addition, each of these members meets the financial literacy requirements for audit committee membership under applicable standards of the NYSE MKT and the rules and regulations of the SEC. Our Board has determined that Mr. Frank is an “audit committee financial expert” as such term is defined in Item 407(d)(5)(ii) and (iii) of Regulation S-K. No member of the Audit Committee serves on the audit committee of more than three public companies.

The current Audit Committee held 4 meetings in 2016. The primary purpose of the Audit Committee is to assist our Board in fulfilling its oversight responsibility relating to: (i) the integrity of the company’s financial statements and financial reporting process, our systems of internal accounting and financial controls and other financial information we provide; (ii) the performance of the internal audit services function; (iii) the annual independent audit of our financial statements, the engagement of the independent auditors and the evaluation of the independent auditors’ qualifications, independence and performance; (iv) our compliance with legal and regulatory requirements, including our disclosure controls and procedures; and (v) the evaluation of risk assessment and risk management policies.

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

The Nominating and Corporate Governance Committee held one meeting in 2016. The primary purpose of the Nominating and Corporate Governance Committee is to assist our Board by: (i) identifying individuals qualified to become members of our Board, consistent with any guidelines and criteria approved by our Board; (ii) considering and recommending director nominees for our Board to select in connection with each annual meeting of shareholders; (iii) considering and recommending nominees for election to fill any vacancies on our Board and to address related matters; (iv) developing and recommending to our Board corporate governance guidelines applicable to us; (v) overseeing an annual evaluation of our Board’s and management’s performance; and (vi) providing counsel to our Board with respect to the organization, function and composition of our Board and its committees.

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

The current Compensation Committee held three meetings in 2016. The primary purpose of the Compensation Committee is to assist our Board in discharging its responsibilities relating to the management agreement with our Manager and the compensation of our Manager, directors and executive officers and administration of our compensation plans, policies and programs. The Compensation Committee has overall responsibility for evaluating and recommending changes to the compensation plans, our policies and programs and approving and recommending to our Board for its approval awards under our equity and compensation plans.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines, which provide the framework for our governance and represent our Board’s current views with respect to selected corporate governance issues considered to be of significance to our shareholders. A current copy of the Corporate Governance Guidelines can be found on our website at www.acrerealtyinvestors.com.

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

Availability of Corporate Governance Materials

Shareholders may view our corporate governance materials, including the charters of our Audit Committee, our Compensation Committee, our Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, on our website at www.acrerealtyinvestors.com and these documents are available in print to any Shareholder upon request by writing to ACRE Realty Investors Inc. c/o Avenue Capital Group, 399 Park Avenue, 6th Floor, New York, NY 10022, Attention: Corporate Secretary. Information at or connected to our website is not and should not be considered a part of this annual report.

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
27

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

Employment Agreement

At the closing of the transactions with A-III on January 30, 2015, the company and Mr. Roberts entered into an employment agreement (the “Employment Agreement”) pursuant to which Mr. Roberts was engaged to serve as an Executive Vice President for a term of one year from the date of the agreement, or until the sale of all four of the land parcels then owned by the company is completed, if earlier. Under the Employment Agreement, Mr. Roberts was responsible for the marketing process for these properties. The company paid Mr. Roberts an annual salary of $250,000. Under the Employment Agreement, Mr. Roberts was not eligible for a bonus, nor did he receive a severance payment.

Extension Agreement Extending Term of Governance and Voting Agreement and Employment Agreement

On February 1, 2016, the company, A-III and Mr. Roberts, entered into an agreement (the “First Extension Agreement”), effective as of January 28, 2016, extending the terms of the Employment Agreement and the Governance and Voting Agreement, each dated as of January 30, 2015. On June 15, 2016, the Company, A-III and Mr. Roberts, entered into an amendment to the First Extension Agreement (the “Second Extension Agreement”), effective as of June 15, 2016, further extending the terms of the Employment Agreement and the Governance and Voting Agreement. As a result of these amendments, the parties agreed to extend the expiration of the term of each of the Employment Agreement and the Governance and Voting Agreement from June 30, 2016, the first extension date, to December 31, 2016. As a result, all of the respective rights and obligations of the parties under, and all other terms, conditions and provisions of, the Employment Agreement and the Governance and Voting Agreement continued in full force and effect until December 31, 2016. On December 31, 2016, the Employment Agreement expired and Mr. Roberts ceased to be an officer or employee of our company.

On October 10, 2016, the Company, A-III and Mr. Roberts, entered into an agreement (the “Extension of Governance and Voting Agreement”), effective as of October 10, 2016, further extending the term of the Governance and Voting Agreement, but not the Employment Agreement. As a result of the Extension of Governance and Voting Agreement, the parties agreed to extend the expiration of the term of the Governance and Voting Agreement from December 31, 2016 to June 30, 2017. As a result, all of the respective rights and obligations of the parties under, and all other terms, conditions and provisions of, the Governance and Voting Agreement shall continue in full force and effect until June 30, 2017, unless the Governance and Voting Agreement is amended in writing by the parties or is sooner terminated in accordance with the provisions thereof. Pursuant to the Extension of Governance and Voting Agreement, the parties agreed to nominate Mr. Roberts for re-election to the Board. Mr. Roberts was duly elected by the Company’s shareholders at the annual meeting on December 14, 2016. Mr. Roberts has agreed to resign from the Board immediately upon the first to occur of the following two events: (a) if he fails to continuously maintain beneficial ownership of at least 1,100,000 shares of common stock (subject to adjustment for stock splits, stock dividends and other similar adjustments to the shares of common stock) and (b) upon the expiration of the Governance and Voting Agreement on June 30, 2017.

Management Agreement

In connection with our recapitalization transactions with A-III, on January 30, 2015, our company, our operating partnership, and the Manager entered into a management agreement (the “Management Agreement”), among other things, to provide for the day-to-day management of our company by the Manager, including investment activities and operations of our company and its properties. The Management Agreement requires the Manager to manage and administer the business activities and day-to-day operations of the company and all of its subsidiaries in conformity with our company’s investment guidelines and other policies that are approved and monitored by our Board. These investment guidelines and other policies may be modified and supplemented from time to time pursuant to approval by a majority of the entire Board (which must include a majority of the independent directors) and the Manager’s investment committee.

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

For the services to be provided by the Manager, our company is required to pay the Manager the following fees:

•	an annual base management fee equal to 1.50% of our company’s “Equity” (as defined below), calculated and payable quarterly in arrears in cash;

•	a property management fee equal to 4.0% of the gross rental receipts received each month at our company’s and its subsidiaries’ properties, calculated and payable monthly in arrears in cash;

•	an acquisition fee equal to 1.0% of the gross purchase price paid for any property or other investment acquired by our company or any of its subsidiaries, subject to certain conditions and limitations and payable in arrears in cash with respect to all such acquisitions occurring after the date of the Management Agreement;

•	a disposition fee equal to the lesser of (a) 50% of a market brokerage commission for such disposition and (b) 1.0% of the sale price with respect to any sale or other disposition by our company or any of its subsidiaries of any property or other investment, subject to certain conditions and limitations and payable in arrears in cash with respect to all such dispositions occurring after the date of the Management Agreement with certain exceptions (this disposition fee will not apply to the sale of the four legacy land parcels); and

•	an incentive fee (as described below) based on our company’s “Adjusted Net Income” (as defined below) for the trailing four quarter period in excess of the “Hurdle Amount” (as defined below), calculated and payable in arrears in cash on a rolling quarterly basis.

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

For purposes of the Management Agreement, “Incentive Fee” means an incentive fee, calculated and payable after each fiscal quarter, in an amount equal to the excess, if any, of (i) the product of (A) 20% and (B) the excess, if any, of (1) the company’s Adjusted Net Income (described below) for such fiscal quarter and the immediately preceding three fiscal quarters over (2) the Hurdle Amount (described below) for such four fiscal quarters, less (ii) the sum of the Incentive Fees already paid or payable for each of the three fiscal quarters preceding that fiscal quarter. Any adjustment to the Incentive Fee calculation proposed by the Manager will be subject to the approval of a majority of the independent directors.

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

Additionally, the company will be responsible for paying all of its own operating expenses and the Manager is responsible for paying its own expenses, except that we are required to pay or reimburse certain expenses incurred by the Manager and its affiliates in connection with the performance of the Manager’s obligations under the Management Agreement, including:

•	reasonable out of pocket expenses incurred by personnel of the Manager for travel on our company’s behalf;

•	the portion of any costs and expenses incurred by the Manager or its affiliates with respect to market information systems and publications, research publications and materials that are allocable to our company in accordance with the expense allocation policies of the Manager or such affiliates;

•	all insurance costs incurred with respect to insurance policies obtained in connection with the operation of our business, including errors and omissions insurance covering activities of the Manager and its affiliates and any of their employees relating to the performance of the Manager’s duties and obligations under the Management Agreement or of its affiliates under the administrative services agreement between the Manager and A-III, other than insurance premiums incurred by the Manager for employer liability insurance;

•	expenses relating to any office or office facilities, including disaster backup recovery sites and facilities, maintained expressly for our company and separate from offices of the Manager;

•	the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain Dedicated Employees (as hereafter defined) that the Manager elects to provide to our company pursuant to the Management Agreement; provided that (A) if any such Dedicated Employee devotes less than 100% of his or her working time and efforts to matters related to our company and its business, our company will be required to bear only a pro rata portion of the costs of the wages, salaries and benefits the Manager incurs for such Dedicated Employees based on the percentage of such employee’s working time and efforts spent on matters related to our company, (B) the amount of such wages, salaries and benefits paid or reimbursed with respect to the Dedicated Employees shall be subject to the approval of the Compensation Committee of our Board and, if required by the Board, of the Board and (C) during the one-year period following the date of the Management Agreement, the aggregate amount of cash compensation paid to Dedicated Employees of the Manager and its affiliates by our company, or reimbursed by our company to the Manager in respect thereof, will not exceed $500,000; and

•	any equity-based compensation that our company, upon the approval of the Board or the Compensation Committee of the Board, elects to pay to any director, officer or employee of our company or the Manager or any of the Manager’s affiliates who provides services to our company or any of its subsidiaries.

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

For the year ended December 31, 2016, the Company incurred a base management fee of $391,065 and $533,814 to reimburse the Manager for Dedicated Employees who are employees of affiliates of A-III and for fees paid by the Manager to FTI for the services of Mark E. Chertok, our Chief Financial Officer. At December 31, 2016 the unpaid portion of the base management fee and the reimbursable expenses was $216,991.

ITEM 11.            EXECUTIVE COMPENSATION

Compensation of Executive Officers

Executive Compensation since Completion of the A-III Recapitalization Transaction on January 30, 2015

Concurrent with the closing of our transaction with A-III on January 30, 2015, we became an externally-managed company. As an externally-managed company, we do not pay or provide benefits, nor do we reimburse the cost of any compensation or benefits paid by our Manager or its affiliates, to our executive officers or other employees, other than (i) the compensation payable by us to Mr. Charles S. Roberts (who is not an employee of our Manager but was an employee of the company through December 31, 2016) pursuant to the Employment Agreement we entered into with him on January 30, 2015, which expired on December 31, 2016 and (ii) the costs of the wages, salaries, and benefits incurred by the Manager with respect to any dedicated or partially dedicated chief financial officer, chief operating officer, controller, investor relations professional or internal legal counsel (“Dedicated Employees”) if the Manager elects to provide any such employee to our company pursuant to the Management Agreement; provided that (A) if any such Dedicated Employee devotes less than 100% of his or her working time and efforts to matters related to our company and its business, our company will be required to bear only a pro rata portion of the costs of the wages, salaries and benefits the Manager incurs for such partially Dedicated Employee based on the percentage of such employee’s working time and efforts spent on matters related to our company, (B) the amount of such wages, salaries and benefits paid or reimbursed with respect to the Dedicated Employees will be subject to the approval of the Compensation Committee of our Board and, if required by the Board, of the Board and (C) during the one-year period following the date of the Management Agreement, our company was not required to reimburse more than $500,000 of total cash compensation paid to Dedicated Employees.

The Compensation Committee of our Board determined, with our Manager’s consent, to apply the $500,000 limit on this reimbursement to the 2015 fiscal year, but no such limit was applied to 2016 or will be applied to subsequent years. For the year ended December 31, 2016, we incurred an aggregate of $533,814 of expenses to reimburse the Manager for Dedicated Employees who are employees of affiliates of A-III and for fees paid by the Manager to FTI for the services of Mark E. Chertok, our Chief Financial Officer.

Executive Compensation for the 2016 and 2015 Fiscal Years

During the year ended December 31, 2016, our executive officers were Edward Gellert, Chief Executive Officer, President and Chairman of the Board; Robert Gellert, Executive Vice President, Chief Operating Officer and Treasurer; Mark E. Chertok, Chief Financial Officer; Gregory I. Simon, Executive Vice President, General Counsel and Secretary; and Charles S. Roberts, Executive Vice President.

Prior to January 30, 2015, Mr. Roberts served as our Chief Executive Officer, President and Chairman of the Board. In addition, Mr. Anthony Shurtz served as our Chief Financial Officer, Treasurer and Secretary in 2014 and through January 30, 2015. Mr. Roberts was our only executive officer in 2015 and 2016 that had an employment agreement.

As stated above, for the year ended December 31, 2016, we did not pay any cash compensation to any of our executive officers other than Mr. Roberts, whose Employment Agreement expired on December 31, 2016, and the $533,814 reimbursement described above. For the period from January 1, 2015 through December 31, 2015, we only paid cash compensation to Mr. Roberts and for the period from January 1, 2015 through January 30, 2015, we paid cash compensation to Mr. Shurtz.

Summary Compensation Table for 2016 and 2015

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock ($)	Total ($)
Charles S. Roberts, Executive Vice President and	2016	$250,000	$—	$—	$250,000
Former Chief Executive Officer, President and Chairman of the Board(1)	2015	248,205	—	—	248,205
Anthony Shurtz, Former Chief Financial Officer,	2016	—	—	—	—
Treasurer and Secretary(2)	2015	11,775	70,000	—	81,775
Edward Gellert, Chief Executive Officer	2016	—	—	—	—
President and Chairman of the Board	2015	—	—	127,000	127,000
Robert Gellert, Executive Vice President, Chief	2016	—	—	—	—
Operating Officer and Treasurer	2015	—	—	50,800	50,800
Gregory I. Simon, Executive Vice President	2016	—	—	—	—
General Counsel and Secretary	2015	—	—	38,100	38,100
Mark E. Chertok, Chief Financial Officer(3)	2016	—	—	—	—
	2015	—	—	—	—

(1) Mr. Roberts served as Chief Executive Officer, President and Chairman of the Board prior to January 30, 2015, and as our Executive Vice President from January 30, 2015 to December 31, 2016. His Employment Agreement expired on December 31, 2016.

(2) Mr. Shurtz served as our Chief Financial Officer, Treasurer and Secretary prior to January 30, 2015. His employment was terminated on January 30, 2015.

(3) Mr. Chertok is an employee of FTI.

Compensation of Directors

The following table summarizes the compensation we paid to our independent directors in 2016. On April 6, 2015, the Compensation Committee as constituted following the closing of our transaction with A-III approved new compensation arrangements for the independent members of our board of directors and board committees which became effective retroactively to January 30, 2015 (the “Director Compensation Plan”). Under the Director Compensation Plan, directors are entitled to receive cash or equity-based compensation, as described below:

1.	All directors are to be reimbursed for their out of pocket expenses for attendance at Board meetings and committee meetings.
2.	Annual fee for independent directors - $40,000
3.	Annual fee for Chair of Audit Committee - $20,000
4.	Annual fee for Chair of Compensation Committee - $7,500
5.	Annual fee for Chair of Nominating and Corporate Governance Committee - $7,500
6.	Independent directors shall receive the following fees per meeting:
	a.	Board meetings - $2,000
	b.	Committee meetings - $1,000 (unless in conjunction with in person Board meeting)
	c.	Teleconference Board and Committee meetings - $1,000
7.	Equity or equity-linked awards may be issued in lieu of paying these fees in cash.

 Director Compensation for 2016

Name	Fees Earned or Paid in Cash ($)	Restricted Stock ($)	Total ($)
Bruce D. Frank(1)	$76,000	$—	$76,000
Kyle A. Permut(1)	59,855	—	59,855
Robert L. Loverd(1)	57,000	—	57,000
Robert G. Koen(1)	60,500	—	60,500

(1) Appointed on January 30, 2015 in connection with the A-III transaction.

During 2016, we paid our independent directors an annual fee of $40,000 for attendance, in person or by telephone, at meetings of the Board and its committees. We paid additional compensation of $20,000 to Mr. Frank for serving as the chairman of the Audit Committee, $7,500 to Mr. Koen for serving as the chairman of the Nominating and Corporate Governance Committee, and $7,500 to Mr. Permut for serving as the chairman of the Compensation Committee. In addition, we paid our independent directors $2,000 and $1,000 per in-person or telephonic board meeting, respectively. We also paid our independent directors $1,000 per committee meeting, unless the meeting is in conjunction with an in-person board meeting. We also reimburse our directors for reasonable travel expenses and out-of-pocket expenses incurred in connection with their activities on our behalf. These reimbursements are not reflected in the table above.

Equity Compensation Plan Information

On October 12, 2015, based on the recommendation of our Compensation Committee of the Board, the Board approved restricted stock grants of an aggregate of 260,000 shares of common stock to our independent directors and certain of our officers. The restricted stock grants were awarded pursuant to our 2006 Restricted Stock Plan, as amended (the “Plan”). The Plan provides for the grant of stock awards to our employees, directors, consultants and advisors. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued under the Plan. Under the Plan as amended on January 27, 2009, we could grant up to 654,000 shares of restricted common stock under the Plan, subject to the anti-dilution provisions of the Plan. The vesting of the awards for the independent directors and officers is subject to continued service through each of the vesting periods. Each of our four independent directors was awarded 20,000 shares of restricted common stock, which vested on January 30, 2016. Certain of our officers were awarded an aggregate of 180,000 shares of restricted common stock, which vest in equal one-third installments. There were 60,000 shares, which vested on each of January 30, 2016 and October 12, 2016. The remaining 60,000 shares will vest on October 12, 2017. The Plan expired on August 21, 2016.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of shares or units of stock that have not vested(#)	Market value of shares of units of stock that have not vested ($)(1)
Edward Gellert	33,333	$42,333
Robert Gellert	13,333	$16,933
Gregory I. Simon	10,000	$12,700

(1) Market value is based on the closing price of the Company’s common stock on the grant date October 12, 2015 of $1.27.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Common Stock

The table below describes the beneficial ownership of shares of our common stock as of December 31, 2016 for:

•	each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
•	each director and each named executive officer; and
•	our directors and executive officers as a group.

Except as noted in the footnotes, each person named in the following table directly owns our common stock and has sole voting and investment power.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Total	Percent of Class(1)
5% Shareholders:
A-III Investment Partners LLC (2)	35,211,267	35,211,267	74.52%
Charles S. Roberts(3)	4,282,634	4,282,634	20.90%
Directors and Named Executive Officers:
Edward Gellert(4)	100,000	100,000	*
Robert Gellert(4)	40,000	40,000	*
Gregory I. Simon(4)	30,000	30,000	*
Mark E. Chertok	—	—	*
Robert C. Lieber	—	—	*
Bruce D. Frank(5)	20,000	20,000	*
Robert L. Loverd (5)	20,000	20,000	*
Robert G. Koen(5)	20,000	20,000	*
Kyle A. Permut(5)	20,000	20,000	*
Charles S. Roberts(3)	4,282,634	4,282,634	20.90%
All directors and executive officers as a group: (10 persons)	4,532,634	4,532,634	22.12%

* Less than 1%.

(1)	The total number of shares outstanding used in calculating this percentage is 20,490,465, which is the number of shares deemed outstanding at December 31, 2016, except for calculating the percent of class of A-III Investment Partners LLC. The total number of shares used in calculating that percentage is 47,251,028 which is the sum of (a) 20,490,465, the number of shares deemed outstanding, for the purposes of this calculation as of December 31, 2016, plus (b) 26,760,563, the number of shares issuable upon exercise of warrants owned by A-III Investment Partners LLC as of December 31, 2016.

(2)	Derived from a Form D filed with the SEC on February 9, 2015. The address for A-III Investment Partners LLC is 399 Park Avenue, 6th Floor, New York, NY 10022. Includes 26,760,563 shares issuable upon the exercise of warrants owned by A-III Investment Partners LLC.

(3)	Derived from a Form 4 filed with the SEC on July 7, 2015. The address for Charles S. Roberts is 375 Northridge Road, Suite 330, Atlanta, Georgia 30350. Includes 258,705 shares owned by Mr. Roberts’ spouse. Mr. Roberts disclaims beneficial ownership of those shares.

(4)	Consists of restricted stock grants awarded pursuant to the Company’s 2006 Restricted Stock Plan, as amended, two-thirds of which vested as a result of the prior lapsing of forfeiture restrictions to which the grants were subject when the grants were made and subject to forfeiture restrictions that will lapse (“vesting”) with respect to the remaining one-third of the grants on October 12, 2017 (the second anniversary of the date of grant), subject to continued service as an officer of the Company through each vesting date.

(5)	Consists of restricted stock grants awarded pursuant to the company’s 2006 Restricted Stock Plan, as amended, which vested on January 30, 2016.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

General

The company conducts its business through ACRE Realty LP, which we refer to as the operating partnership. The company owns a 96.39% interest in the operating partnership as of March 7, 2017 and is its sole general partner.

Under applicable SEC rules, this Item 13 describes any transaction that has occurred since January 1, 2015, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of our total assets at year-end for the last two completed fiscal years, and in which our officers, directors, and certain other “related persons” as defined in the SEC rules had or will have a direct or indirect material interest. Notes 3 and 9 to our audited consolidated financial statements included in this annual report on Form 10-K provide further detail regarding some of the transactions described in this section.

Transactions with A-III Investment Partners LLC

Governance and Voting Agreement

The company, A-III, and Mr. Roberts are parties to a Governance and Voting Agreement (the “Governance and Voting Agreement”), that among other things, provides for the composition of the new Board immediately following the closing of the transactions contemplated by the Stock Purchase Agreement with A-III, for Mr. Roberts to vote his shares in favor of certain proposals approved by the new Board, and certain other related matters. Under the terms of the Governance and Voting Agreement, the new Board effective January 30, 2015 is composed of a total of seven directors, including Mr. Roberts. For a more detailed description of the terms of this agreement, as further amended, see Part III, Item 10, Directors, Executive Officers and Corporate Governance above.

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

Registration Rights Agreement

The company and A-III are parties to a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the company agreed, among other things, to file on or before the date that is 180 days after the closing date of the transaction with A-III (or July 30, 2015) a shelf registration statement on Form S-11 or such other form then available to the company. The registration statement will cover the resale from time to time of shares issued or to be issued to A-III under the Stock Purchase Agreement and the Warrant Agreement. The company previously announced that, on each of September 3, 2015, May 30, 2016 and October 14, 2016, the company’s Board of Directors unanimously approved a deferral of the deadline for the company to file a shelf registration statement to register for resale A-III’s shares of company common stock until up to May 31, 2016, December 31, 2016 and June 30, 2017, respectively. The company’s Board of Directors unanimously approved the extension of the latest filing deadline on October 14, 2016. This deferral will allow the company to use Form S-3, which will be less costly for the Company than Form S-11. Other than the foregoing deferral of the registration deadline to June 30, 2017, all terms and conditions of the Registration Rights Agreement remain in full force and effect.

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

Transactions with the Roberts Companies and its Affiliates

Mr. Charles S. Roberts, our former Chief Executive Officer, owns all of the outstanding shares of each of the Roberts Companies. Prior to the recapitalization transaction with A-III, which became effective January 30, 2015, we were engaged in various transactions with the Roberts Companies and paid them to perform services for us. Effective January 30, 2015, all agreements and arrangements between the company and the Roberts Companies have been terminated, except for the reimbursement arrangement for consulting services, as outlined below.

Overview. We have paid fees to the Roberts Companies for various services. We reimburse the Roberts Companies for the costs of certain services and personnel the Roberts Companies provide to us, and we have retained the Roberts Companies for development services and construction services for some of our land parcels in the past. For a period of 180 days after the closing of the recapitalization transaction with A-III, the company had the right to request the reasonable assistance of employees of Roberts Properties with respect to transition issues and questions relating to the company’s properties and operations. This 180 day period terminated July 30, 2015, but this arrangement continues on a periodic basis. Under Mr. Robert’s Employment Agreement, Mr. Roberts has agreed to supervise the disposition of the legacy properties. Affiliates of Mr. Roberts may provide services to us in connection with the sale of such properties. The fees and costs we pay for such services will be considered selling costs for purposes of the true-up arrangement under the Stock Purchase Agreement.

Sale Contract on Bradley Park Land Parcel. On January 26, 2015, we entered into a contract to sell our Bradley Park land parcel for $4,178,000 to BPA, which is an affiliate of Mr. Roberts, our former President, CEO and Chairman of the Board. There were subsequent amendments to the sale contract, such as extending the closing date and payment of additional deposits, among other provisions. On December 4, 2015, we closed on the sale of the Bradley Park land parcel and concurrently, paid in full the related outstanding land loan.

The Bradley Park land parcel is one of the four legacy properties that was acquired prior to the recapitalization transaction with A-III. Our Audit Committee, as constituted prior to the A-III transaction, approved the transaction in accordance with the committee’s charter and in compliance with applicable standards of the NYSE MKT. Our Board as constituted prior to and after the A-III transaction also approved the transaction in accordance with our Code of Business Conduct and Ethics.

Sale Contract on Highway 20. On October 7, 2016, the operating partnership, entered into a sales contract with Roberts Capital Partners, LLC, a Georgia limited liability company (the “Purchaser”), pursuant to which the operating partnership agreed to sell, and the Purchaser agreed to purchase, subject to the conditions in the contract, that certain parcel of approximately 37.693 acres of real property located in Cumming, Forsyth County, Georgia, fronting on State Route 20 (“Highway 20”). Highway 20 is one of the legacy properties acquired prior to the recapitalization transaction with A-III. As described in this Form 10-K, Highway 20 is the only remaining legacy property that the company has not sold. The company’s Audit Committee approved the transaction in accordance with the committee’s charter and in compliance with applicable listing rules of the Exchange. The company’s Board also approved the transaction in accordance with its Code of Business Conduct and Ethics.

Under the terms of the sales contract, the purchase price for Highway 20 is $4,725,000, including a reimbursement of $1,050,000 relating to prepaid sewer taps. This transaction is expected to close during the second quarter of 2017, subject to an extension option and certain closing conditions.

Sublease of Office Space. The company is under a sublease agreement for 1,817 square feet of office space with Roberts Capital Partners, LLC, since April 7, 2014, the lease commencement date. Roberts Capital Partners, LLC is owned by Mr. Charles S. Roberts, our former Chairman of the Board, Chief Executive Officer and President. The terms of the sublease agreement were the same terms that Roberts Capital Partners, LLC had with the unrelated third party landlord. Roberts Capital Partners, LLC is liable to the landlord for the full three-year term of its lease; however, the company negotiated a 90-day right to terminate our sublease. The sublease expires on April 7, 2017, subject to a one-year extension option. The company paid a security deposit of $20,577 upon the execution of the lease. During the years ended December 31, 2016 and 2015, the company incurred rent expense of $33,274 and $31,003, respectively.

Other Payments to Roberts Construction. At our request, Roberts Construction performed repairs and maintenance and made tenant improvements for new leases at our retail centers and office building. Roberts Construction also performed maintenance on the land parcels. Roberts Construction received cost reimbursements of $68 and $2,104 during the years ended December 31, 2016 and 2015, respectively.

Reimbursements to Roberts Properties for Consulting Services. We entered into a reimbursement arrangement for services provided by Roberts Properties, effective February 4, 2008, as amended January 1, 2014. Under the terms of the arrangement, we reimburse Roberts Properties the cost of providing consulting services in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided services to us. As amended, the arrangement provides that the appropriate billing rate shall be calculated by multiplying an hourly cost for an employee (which is defined as the employee’s salary, plus benefits paid by the Roberts Companies, divided by 2,080 annual hours) by a factor of 2.25 for all employees (increased from a factor of 1.7), including Roberts Properties’ Chief Financial Officer (increased from a factor of 1.8). The reimbursement arrangement allows us to obtain services from experienced and knowledgeable personnel without having to bear the cost of employing them on a full-time basis. Under this arrangement, we incurred costs of $68,513 and $119,589 during the years ended December 31, 2016 and 2015, respectively.

Other Reimbursements to Roberts Properties. We reimbursed Roberts Properties $86 in 2016 and $9,768 in 2015 for our operating costs and other expenses.

Agreements with Charles S. Roberts

During 2016, we were party to three agreements with Mr. Roberts, a member of our Board of Directors. These agreements are the Governance and Voting Agreement described in this Item 13 above under the heading “Transactions with A-III Investment Partners” and described in more detail in Item 10 of this annual report on Form 10-K, the Employment Agreement described in Item 10 of this Form 10-K under the heading “Employment Agreement,” which expired on December 31, 2016, and the Extension Agreement described in Item 10 of this annual report on Form 10-K under the heading “Extension Agreement Extending Term of Governance and Voting Agreement and Employment Agreement.” Please refer to Item 10 for more detailed description of these agreements.

Agreements with FTI Consulting, Inc.

On January 30, 2015, our Manager entered into two engagement agreements with FTI, which is the employer of Mark E. Chertok, our Chief Financial Officer.

Under the first agreement, our Manager engaged FTI, on our behalf, to provide Mr. Chertok to serve as our Chief Financial Officer reporting to the Board or a committee of the Board. Accordingly, Mr. Chertok reports to the Audit Committee of the Board. Under this agreement, our Manager pays FTI a monthly fee for Mr. Chertok’s services, which is reimbursed by us to our Manager under the reimbursement arrangement for Dedicated Employees described in Item 11. Executive Compensation above. FTI is also reimbursed for the reasonable allocated and direct expenses incurred by FTI in the performance of its services.

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

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On August 9, 2016 and September 10, 2015, the Audit Committee of our Board of Directors approved the engagement of Deloitte & Touche LLP (“Deloitte”) as the company’s independent registered public accounting firm for the purposes of auditing the company’s financial statements for the year ended December 31, 2016 and as of September 10, 2015, respectively. This selection resulted in the dismissal by the Audit Committee of Cherry Bekaert LLP (“Cherry Bekaert”), which had served in that role, until September 10, 2015. See “—Change in Independent Registered Public Accounting Firm” below.

The following is a summary of the fees incurred by the company with Deloitte and Cherry Bekaert, the company’s former and current independent registered public accounting firms for professional services rendered for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Deloitte:
Audit Fees	$258,334	$147,250
Audit-Related Fees	—	—
Tax Fees	83,200	83,200
All Other Fees	—	—
Total	$341,534	$230,450
Cherry Bekaert:
Audit Fees	$—	$22,706
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	6,252	4,500
Total	$6,252	$27,206

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

Tax Fees

“Tax Fees” consist of fees and related expenses billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning and structuring and research.

All Other Fees

“All Other Fees” consist of fees and expenses for products and services that are not “Audit Fees,” “Audit-Related Fees” or “Tax Fees.”

Pre-Approval Policy

All audit, tax and other services provided to us are reviewed and pre-approved by the Audit Committee. All of the fees paid to Cherry Bekaert and Deloitte in 2016 and 2015 that are described above were approved by the Board.

The Audit Committee has considered whether, and has determined that, the provision by Cherry Bekaert and Deloitte of the services described under “Audit-Related Fees,” “Tax Fees” and “Other Fees” is compatible with maintaining Cherry Bekaert’s and Deloitte’s independence from management and the company.

Change in Independent Registered Public Accounting Firm

Effective September 10, 2015, the Audit Committee engaged Deloitte as the company’s independent registered public accounting firm for the fiscal year ended December 31, 2015, and dismissed Cherry Bekaert from that role. Cherry Bekaert was the company’s independent registered public accounting firm for the year ended December 31, 2014 and until September 10, 2015. The Audit Committee of the Board approved the change.

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

The company provided Cherry Bekaert with a copy of the disclosures made in a Current Report on Form 8-K (the “Report”) prior to the time the Report was filed with the SEC and requested that Cherry Bekaert furnish the company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the company therein and, if not, stating the respects in which it does not agree. The letter from Cherry Bekaert to the Securities and Exchange Commission dated as of September 10, 2015 was filed on our Form 8-K dated September 11, 2015 and is incorporated herein by reference.

During the years ended December 31, 2016 and 2015, neither the company nor (to the company’s knowledge) anyone acting on behalf of the company consulted with Deloitte regarding either (i) the application of accounting principles to a specified transaction (either completed or proposed), (ii) the type of audit opinion that might be rendered on the company’s financial statements, or (iii) any matter that was either the subject matter of a “disagreement,” as described in Item 304(a)(1) of Regulation S-K, or a “reportable event.”

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) and (2). Financial Statements and Schedules.

The financial statements listed below are filed as part of this annual report on the pages indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

ACRE Realty Investors Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of ACRE Realty Investors Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, statements of equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ACRE Realty Investors Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 9, 2017

ACRE REALTY INVESTORS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS

Real estate asset held for sale	$4,283,385	$4,283,385
Cash and cash equivalents	16,638,702	19,874,915
Other assets	125,436	157,353

Total assets	$21,047,523	$24,315,653

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$479,683	$420,848
Due to affiliates	217,076	247,932
Liabilities related to real estate asset held for sale	1,498	2,612

Total liabilities	698,257	671,392

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 20,563,182 and 20,159,285 shares issued and 20,490,465 and 20,086,568 shares outstanding at December 31, 2016 and December 31, 2015, respectively	205,632	201,593
Additional paid-in capital	44,485,281	44,205,575
Treasury shares, at cost, (72,717) shares at December 31, 2016 and December 31, 2015, respectively	(71,332)	(71,332)
Accumulated deficit	(25,005,431)	(21,718,326)

Total ACRE Realty Investors Inc. shareholders’ equity	19,614,150	22,617,510

Non-controlling interest – operating partnership	735,116	1,026,751

Total equity	20,349,266	23,644,261

Total liabilities and shareholders’ equity	$21,047,523	$24,315,653

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015

Revenues:
Other income	$—	$255
Interest income	—	177

Total Revenues	—	432

Expenses:
Property, insurance and other expenses	13,639	37,715
Real estate taxes	17,604	71,651
Management fees, affiliate	391,065	389,111
Allocated salaries and other compensation, affiliate	533,814	500,000
Interest expense	—	416,047
General and administrative expenses	2,463,635	2,380,014
Depreciation expense	—	13,654

Total Expenses	3,419,757	3,808,192

Other Income (Loss):
Gain on sale of assets	—	2,569,625
Impairment of real estate	—	(500,038)

Net Loss	(3,419,757)	(1,738,173)

Loss Attributable to Non-controlling Interest	(132,652)	(208,112)

Net Loss Attributable to Common Shareholders	$(3,287,105)	$(1,530,061)

Loss Per Common Share - Basic and Diluted (Note 5)
Basic	$(0.16)	$(0.08)
Diluted	$(0.16)	$(0.09)

Weighted Average Common Shares (Note 5)
Basic	$20,319,270	$18,976,996
Diluted	$21,140,610	$20,326,998

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Shares		Attributable to Common Shareholders
	Number of Shares Issued	Amount	Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total ACRE Shareholders’ Equity	Non-controlling Interest	Total Equity

BALANCE AT DECEMBER 31, 2014	10,724,009	$107,240	$30,356,905	$(71,332)	$(20,188,265)	$10,204,548	$—	$10,204,548

Net loss	—	—	—	—	(1,530,061)	(1,530,061)	(2,047)	(1,532,108)

Issuance of common shares (Note 2)	8,450,704	84,507	7,005,493	—	—	7,090,000	—	7,090,000
Amortization of shared based compensation	—	—	154,307	—	—	154,307	—	154,307
Issuance of warrants (Note 2)	—	—	4,910,000	—	—	4,910,000	—	4,910,000
Offering costs	—	—	(445,393)	—	—	(445,393)	—	(445,393)
Redemption of operating partnership units for common shares	984,572	9,846	3,282,018	—	—	3,291,864	(6,151)	3,285,713
Transfer of redeemable non-controlling interest to equity	—	—	—	—	—	—	1,032,162	1,032,162
Adjustment for non-controlling interest in the operating partnership	—	—	(1,057,755)	—	—	(1,057,755)	2,787	(1,054,968)

BALANCE AT DECEMBER 31, 2015	20,159,285	$201,593	$44,205,575	$(71,332)	$(21,718,326)	$22,617,510	$1,026,751	$23,644,261

Net loss	—	—	—	—	(3,287,105)	(3,287,105)	(132,652)	(3,419,757)

Issuance of common shares	—	—	—	—	—	—	—	—
Stock award issuance	260,000	2,600	(2,600)	—	—	—	—	—
Amortization of shared based compensation	—	—	124,762	—	—	124,762	—	124,762
Redemption of operating partnership units for common shares	143,897	1,439	198,448	—	—	199,887	(199,887)	—
Adjustment for non-controlling interest in the operating partnership	—	—	(40,904)	—	—	(40,904)	40,904	—

BALANCE AT DECEMBER 31, 2016	20,563,182	$205,632	$44,485,281	$(71,332)	$(25,005,431)	$19,614,150	$735,116	$20,349,266

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Operating Activities:
Net loss	$(3,419,757)	$(1,738,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	228,463
Gain on sale of assets	—	(2,569,625)
Impairment of real estate asset	—	500,038
Amortization of shared-based compensation	124,762	154,307
Changes in operating assets and liabilities:
Decrease in other assets	31,917	305,937
(Decrease) increase in due to affiliates	(31,496)	238,331
Increase (decrease) in accounts payable and accrued expenses	58,361	(618,339)

Net cash used in operating activities	(3,236,213)	(3,499,061)

Investing Activities:
Proceeds from sale of real estate asset	—	21,647,073
Decrease in restricted cash	—	97,985
Costs related to the sale of real estate assets	—	(56,228)
Development and construction of real estate assets	—	(34,293)

Net cash provided by investing activities	—	21,654,537

Financing Activities:
Principal repayments of land notes payable	—	(12,258,625)
Payment of loan costs	—	(140,487)
Proceeds from land notes payable	—	2,000,000
Proceeds from issuance of common stock	—	7,090,000
Proceeds from issuance of warrants	—	4,910,000
Payment of costs to issue equity	—	(119,716)

Net cash provided by financing activities	—	1,481,172

Net (Decrease) Increase in Cash and Cash Equivalents	(3,236,213)	19,636,648

Cash and Cash Equivalents, Beginning of Year	19,874,915	238,267

Cash and Cash Equivalents, End of Year	$16,638,702	$19,874,915

See notes to the consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$321,720
Cash paid for state taxes	$5,356	$2,500

Supplemental Schedule of Non-Cash Investing Activities and Financing Activities:

Redemption of operating partnership units for common shares	$199,887	$3,291,864
Adjustments to non-controlling interest in the operating partnership	$—	$(1,057,755)
Reclassification of deferred offering costs to equity	$—	$325,677
Transfer of redeemable non-controlling interest to permanent equity	$—	$(1,032,162)

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

The company conducts all of its operations and owns all of its assets in and through ACRE Realty LP (formerly known as Roberts Properties Residential, L.P. until its name was changed on January 30, 2015), a Georgia limited partnership (the “operating partnership”), or through wholly owned subsidiaries of the operating partnership. The company controls the operating partnership as its sole general partner and has a 96.39% and a 95.66% ownership interest in the operating partnership at December 31, 2016 and 2015, respectively.

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

After the closing, Roberts Realty Investors, Inc. amended its articles of incorporation to change its name to ACRE Realty Investors Inc. At the closing, the company, A-III and Mr. Roberts, Roberts Realty Investors, Inc.’s chairman and chief executive officer, entered into a Governance and Voting Agreement, dated January 30, 2015 (the “Governance and Voting Agreement”) and the company and Mr. Roberts entered into an employment agreement pursuant to which Mr. Roberts was appointed and employed by the company to serve as an Executive Vice President of our company. Pursuant to two extension agreements, the Governance and Voting Agreement and Employment Agreement were extended until December 31, 2016. On December 31, 2016, the Employment Agreement expired and Mr. Roberts ceased to be an officer or employee of our company. On October 10, 2016, the company, A-III and Mr. Roberts, entered into an agreement (the “Extension of Governance and Voting Agreement”), effective as of October 10, 2016, further extending the term of the Governance and Voting Agreement, but not the Employment Agreement. As a result of the Extension of Governance and Voting Agreement, the parties have agreed to extend the expiration of the term of the Governance and Voting Agreement from December 31, 2016 to June 30, 2017. As a result, all of the respective rights and obligations of the parties under, and all other terms, conditions and provisions of, the Governance and Voting Agreement shall continue in full force and effect until June 30, 2017, unless the Governance and Voting Agreement is amended in writing by the parties or is sooner terminated in accordance with the provisions thereof. Pursuant to the Extension of Governance and Voting Agreement, the parties agreed to nominate Mr. Roberts for re-election to the Board. Mr. Roberts was elected by the company’s shareholders at the annual meeting on December 14, 2016. Mr. Roberts has agreed to resign from the Board immediately upon the first to occur of the following two events: (a) if he fails to continuously maintain beneficial ownership of at least 1,100,000 shares of common stock (subject to adjustment for stock splits, stock dividends and other similar adjustments to the shares of common stock) and (b) upon the expiration of the Governance and Voting Agreement on June 30, 2017.

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

Real Estate Asset Held For Sale. Real estate asset held for sale is recorded at the lower of the carrying amount or fair value less estimated selling costs. The company reviews the real estate asset held for sale each reporting period to determine that the carrying amount remains recoverable. If the carrying amount of the real estate asset exceeds the fair value, the asset will be written down by the amount the carrying amount exceeds the fair value amount. The fair value is determined by an evaluation of an appraisal, discounted cash flow analysis, sale price and other applicable valuation techniques. As of December 31, 2016, the carrying amount of our real estate asset remained recoverable.

The company recognizes gains on the sales of assets in accordance with FASB ASC Topic 360-20, Property, Plant, and Equipment – Real Estate Sales. If any significant continuing obligation exists at the date of sale, the company defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed. There were no such continuing obligations on the sales of any of the company’s assets as of December 31, 2016 and December 31, 2015.

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

Deferred Financing Costs. Deferred financing costs include fees and expenses incurred to obtain financing and are amortized to interest expense in the consolidated statements of operations, using the straight-line method over the terms of the related indebtedness. Although GAAP requires that the effective-yield method be used to amortize financing costs, the effect of using the straight-line method is not materially different from the results that would have been obtained using the effective-yield method. Effective January 1, 2016, the company adopted the newly issued accounting guidance for presentation of debt financing costs. Under the new standard, debt financing costs are required to be presented in the consolidated balance sheets as a direct deduction from the carrying value of the associated debt liability. There was no debt or deferred financing costs at December 31, 2016 or 2015.

Equity Issuance Costs. Costs related to raising the equity are accounted for as a deduction from equity.

Warrants. The company accounts for the warrants issued in connection with the A-III Stock Purchase Agreement in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, which provides guidance on the specific accounting treatment of a multitude of derivative instruments. The company received proceeds in a private placement stock offering and issued detachable warrants. The company evaluated the warrants to determine their relative fair value, using the backsolve method of the market approach, incorporating the adjusted Black-Scholes option valuation model at their time of issuance and allocated a portion of the proceeds from the private placement to the warrants based on their fair value. The warrants were recorded as a component of equity. In connection with the A-III recapitalization transaction that occurred on January 30, 2015, the company allocated values of $8,990,000 and $3,010,000 to the warrants and common shares, respectively, in the company’s Form 10-Q for the quarterly period ended June 30, 2015. As disclosed in the company’s Form 10-K for the year ended December 31, 2015, subsequent to the issuance of the company’s aforementioned interim financial statements, the company determined that it needed to revise this allocation based on the application of a valuation methodology which should have considered the market transaction and results in a corrected allocation of $4,910,000 and $7,090,000 amongst warrants and common shares, respectively. This reallocation had no effect on net income, equity, net change in cash, or total assets of the company reported for that period.

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

Share-Based Compensation. The company records share-based awards to directors, which have no vesting conditions other than time of service, at the fair value of the award, measured at the date of grant. The fair value of share-based grants is being amortized to compensation expense ratably over the requisite service period, which is the vesting period. The company records share-based awards to non-employee officers, based on the estimated fair value of such award at the grant date that is remeasured quarterly for unvested awards. We amortize expense over the requisite service period related to share-based awards granted to non-employee officers.

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

In August 2014, the FASB issued an update (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will require an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. According to the new guidance, substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued. The term “probable” is used consistently with its current use in GAAP for loss contingencies. Disclosures will be required if conditions give rise to substantial doubt about the entity’s ability to continue as a going concern, including whether management’s plans that are intended to mitigate those conditions will alleviate the substantial doubt when implemented. The guidance is effective for interim and annual periods ending after December 15, 2016, with early adoption permitted. The adoption of this update in 2016 had no impact on the company’s consolidated financial statements.

In February 2015, the FASB issued an update (“ASU 2015-02”), Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with VIEs, and (iv) provide a scope exception for certain entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this update on January 1, 2016 did not have a material impact on the company’s consolidated financial statements. See Principles of Consolidation above.

In April 2015, the FASB issued an update (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets. ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of this update on January 1, 2016 had no impact on the company’s consolidated financial statements.

In February 2016, the FASB issued an update (“ASU 2016-02”), Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the company’s consolidated financial statements.

In March 2016, the FASB issued guidance (“ASU 2016-09”), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  For a public company, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is permitted in any interim or annual period.  The company is currently assessing the impact that this guidance will have on the company’s consolidated financial statements when adopted.

In August 2016, the FASB issued an update (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amends ASC 230, Statement of Cash Flows, to provide guidance on the classification of certain cash receipts and payments in the statement of cash flows. For a public company, the standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The company is currently assessing the impact that this guidance will have on the company’s consolidated financial statements when adopted.

In November 2016, the FASB issued an update (ASU 2016-18), Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 provides guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the new guidance, restricted cash will be included in the cash and cash equivalent balances in the statement of cash flows. This guidance is effective for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. Early adoption is permitted. The company has evaluated the impact that this guidance will have on the company’s consolidated financial statements and related disclosures and determined it will not have a material impact.

In January 2017, the FASB issued an update (“ASU 2017-01”), Clarifying the Definition of a Business to ASC Topic 805, Business Combinations. ASU 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective prospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The adoption of this ASU 2017-01 will result in less real estate acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed. The company is currently assessing the impact that this guidance will have on the company’s consolidated financial statements when adopted.

3. REAL ESTATE ASSET HELD FOR SALE

Real Estate Assets Held for Sale

As of December 31, 2016 and 2015, the company owned the land parcel known as Highway 20, a 38-acre site located in the City of Cumming, Georgia in Forsyth County, in the North Atlanta metropolitan area, zoned for 210 multifamily apartment units, which is classified as held for sale. During the fourth quarter of 2015, the company determined that the carrying amount of Highway 20 was not fully recoverable. Accordingly, the company recorded an impairment charge of $500,038. No such adjustment was required during the year ended December 31, 2016. On October 7, 2016, the operating partnership entered into a sale contract with Roberts Capital Partners, LLC, a related party, to sell Highway 20 for a purchase price of $4,725,000, including a reimbursement of $1,050,000 relating to prepaid sewer taps. This transaction is expected to close during the second quarter of 2017, subject to an extension option and certain closing conditions.

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

The table below sets forth the assets and liabilities related to real estate asset held for sale as of December 31, 2016 and 2015:

	December 31,
	2016	2015

Real Estate Asset Held for Sale	$4,283,385	$4,283,385

Liabilities Related to Real Estate Asset Held For Sale	$1,498	$2,612

There was no real estate sold during the year ended December 31, 2016. During the year ended December 31, 2015, the company sold three land parcels known as North Springs Land, Northridge Land and Bradley Park Land for an aggregate sales price of $21,647,073 and recognized in aggregate a gain of $2,569,625. Except for Bradley Park, the related mortgages of North Springs Land, Northridge Land and Highway 20 aggregating to $9,270,000 were repaid using a portion of the proceeds from the A-III transaction. The land loan encumbering the Bradley Park land was paid in full at the closing of its sale.

4. NON-CONTROLLING INTEREST – OPERATING PARTNERSHIP

Holders of operating partnership units (“OP Units”) generally have the right to require the operating partnership to redeem their units for shares of the company’s common stock. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, currently on the basis of 1.647 shares for each unit submitted for redemption (the “Conversion Factor”), or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares and using the same exchange ratio. Prior to December 29, 2015, we had an informal policy of issuing shares, in lieu of cash in exchange for units. On December 28, 2015, our Board formally adopted a policy whereby we shall only issue our common stock for redemption of units, rather than paying cash for such redemption in accordance with the operating partnership agreement. As a result of this change in policy, the company now requires the issuance of shares of common stock of the company in payment for the redemption of OP Units and therefore has effective control over the redemption and therefore the non-controlling interest is now being classified in permanent equity as of December 28, 2015 as opposed to temporary equity, and similarly at December 31, 2016 and 2015.

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

The non-controlling interest of the unitholders in the operating partnership on the accompanying consolidated balance sheets is calculated by multiplying the non-controlling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The non-controlling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The non-controlling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of the company’s common stock or as the company’s common stock is contributed to the operating partnership and units are issued in accordance with the Contribution Factor. The non-controlling interest of the unitholders in the income or loss of the operating partnership in the accompanying consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 3.89% for the year ended December 31, 2016 and 6.64% for the year ended December 31, 2015. There were 466,259 units outstanding at December 31, 2016 and 553,625 units outstanding as of December 31, 2015. The equity balance of the non-controlling interest of the unitholders was $735,116 at December 31, 2016 and $1,026,751 at December 31, 2015.

The following table details the components of non-controlling interest in the operating partnership as of December 31, 2015 which was classified as a liability through December 28, 2015:

December 31, 2015
Beginning balance	$3,468,972
Net loss attributable to non-controlling interest	(206,065)
Redemptions of non-controlling partnership units	(3,285,713)
Adjustment to non-controlling interest in the operating partnership	1,054,968
Non-controlling interest liability balance at December 28, 2015	1,032,162
Transfer non-controlling interest from liability to equity	(1,032,162)
Non-controlling interest liability - ending balance	$—

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

Warrants. Each of the aforementioned warrants entitles the holder to acquire one share of the company’s common stock. At the time of issuance, each warrant had an exercise price of $1.42 per share, subject to post-closing adjustments related to the sales of the legacy properties. The company evaluated the warrants to determine their relative fair value, using a variation of the adjusted Black-Scholes option valuation model at their time of issuance and allocated $4,910,000 of the proceeds from the private placement to the warrants based on their fair value. The warrants were recorded as a component of equity. The warrants expire on January 30, 2018. As of December 31, 2016, the warrants remained unexercised.

Redemption of Units for Shares. In accordance with the conversion factor explained in Note 4 – Non-controlling Interest – Operating Partnership, 87,366 OP Units were redeemed for 143,897 shares of the company’s common stock for the year ended December 31, 2016, and 597,799 OP Units were redeemed for 984,572 shares during the year ended December 31, 2015. Redemptions are reflected in the accompanying consolidated financial statements at the closing price of the company’s stock on the date of redemption.

Contribution of Shares to the Operating Partnership. In accordance with the contribution factor explained in Note 4 – Non-controlling Interest – Operating Partnership, for the years ended December 31, 2016 and 2015, there were no contribution of shares to the operating partnership. Contributions, if any, are reflected in the accompanying consolidated financial statements based on the closing price of the company’s stock on the date of contribution.

Restricted Stock. Shareholders of the company approved and adopted the company’s 2006 Restricted Stock Plan (the “Plan”) in August 2006. The Plan provides for the grant of stock awards to employees, directors, consultants, and advisors. Under the Plan, as amended, the company may grant up to 654,000 shares of restricted common stock, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that may be granted to any one individual during the term of the Plan may not exceed 20% of the aggregate number of shares of restricted stock that may be issued. The Plan is administered by the Compensation Committee of the company’s Board. On October 12, 2015, based on the recommendation of the Compensation Committee of the Board of Directors, the Board approved a restricted stock grant of 260,000 shares of common stock to the independent directors and certain officers of the company, which was issued on March 28, 2016. The restricted stock was awarded pursuant to the Plan. Vesting of the awards for the independent directors and officers is subject to continued service through the vesting period. The company’s independent directors were each awarded 20,000 shares of restricted common stock, which vested on January 30, 2016. Certain of the company’s officers were awarded an aggregate of 180,000 shares of restricted common stock, which vest in equal one-third installments. There were 60,000 shares, which vested on each of January 30, 2016 and October 12, 2016. The remaining 60,000 shares will vest on October 12, 2017. Compensation expense related to restricted stock was $124,762 and $154,307 for the years ended December 31, 2016 and 2015, respectively. On December 31, 2016, the Company had unamortized compensation expense of $25,930 which is expected to be recognized over a weighted average period of 0.78 years. The Plan expired on August 21, 2016.

Treasury Stock. The company has a stock repurchase plan under which it is authorized to repurchase up to 600,000 shares of its outstanding common stock. Under the stock repurchase plan, as of December 31, 2016, the company had authority to repurchase up to 540,362 shares of its outstanding common stock. The stock repurchase plan does not have an expiration date. The company did not repurchase any additional shares for the years ended December 31, 2016 and December 31, 2015.

Earnings Per Share. The following table shows the reconciliations of income (loss) available for common shareholders and the weighted average number of shares used in the company’s basic and diluted earnings per share computations.

	Year Ended December 31,
Numerator	2016	2015
Net loss attributable to common shareholders – basic	$(3,287,105)	$(1,530,061)
Loss attributable to non-controlling interest	(132,652)	(208,112)
Net loss – diluted	$(3,419,757)	$(1,738,173)

Denominator
Weighted average common shares – basic	20,319,270	18,976,996
Effect of potential dilutive securities:
Weighted average number of operating partnership units, assuming conversion of all units to common shares	821,340	1,350,002
Weighted average number of shares – diluted(a)	21,140,610	20,326,998

(a)	Due to the net loss for the years ended December 31, 2016 and 2015, the incremental shares related to the unvested restricted stock and the warrants were excluded as they were anti-dilutive. Furthermore, the average share price of the company’s common stock was below the exercise price of the warrants for both the years ended December 31, 2016 and 2015. During the years ended December 31, 2016 and 2015, we have excluded the incremental shares of 2,541,412 and 129,951, respectively, for the warrants, and 117,814 and 57,699, respectively, for the unvested restricted stock, as they were not dilutive.

6. INCOME TAXES

At December 31, 2016, the company had a federal net operating loss carryforward of approximately $27.8 million, which begins to expire during the fiscal year ending in 2029 and will fully expire by the end of the fiscal year ending 2036. Deferred taxes at December 31, 2016 and 2015 consisted of the following:a

	December 31,
	2016	2015
Net operating loss carry forwards	$10,563,821	$9,536,644
Impairment of real estate	744,111	738,476
Other	13,677	314
Total deferred tax assets	11,321,609	10,275,434
Valuation allowance	(10,692,355)	(9,592,386)
Net deferred tax assets	629,254	683,048
Deferred gains	(612,692)	(650,026)
Amortization of shared-based compensation expense	(16,562)	(33,022)
Total deferred tax liabilities	(629,254)	(683,048)
Balance	$—	$—

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some, or all, of the deferred tax asset will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. Management has considered the history of the company’s operating losses and believes that the realization of the benefit of the deferred tax assets is not more likely than not. In addition, under Internal Revenue Code Section 382, the company’s ability to utilize these net operating loss carryforwards has been limited or eliminated as a result of the A-III transaction due to a change in ownership. No Section 382 study has been completed for the company.

The company has no federal or state current or deferred tax expense or benefit. The company’s effective tax rate differs from the applicable federal statutory tax rate. The reconciliation of these rates for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015
Federal Rate	(34.00%)	(34.00%)
State tax rate, net of federal benefit	(3.96)	(5.31)
Permanent differences	(0.02)	(11.6)
Change in valuation allowance	37.98	50.91
Effective tax rate	0.00%	0.00%

The company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” which requires financial statement expense to be recognized for positions taken for tax return purposes when it is not more likely than not that the income tax position will be sustained. The company believes it has no uncertain tax positions at restatement. The company’s tax returns for the years 2010 through 2015  remain open to examination by the major domestic taxing jurisdictions to which the company is subject.

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

•	Cash and cash equivalents: The carrying amount of the cash approximates fair value.

•	Real estate asset held for sale: Highway 20 is carried at the lower of carrying amount or fair value, less the estimated selling costs.

•	Accounts payable and accrued expenses: The carrying amount approximates fair value due to the short term nature of these liabilities.

The company held no financial assets or liabilities required to be measured at fair value on a recurring or nonrecurring basis as of December 31, 2016 and December 31, 2015. From time to time, we record certain assets at fair value on a nonrecurring basis when there is evidence of impairment. As discussed in Note 3, we recorded an impairment charge on Highway 20 during the year ended December 31, 2015 as its fair value, less the estimated costs to sell, was lower than its carrying value. We determined the fair value of Highway 20 using Level 3 inputs. As of December 31, 2016, Highway 20 is carried at net realizable value.

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

For the services to be provided by the Manager, the company is required to pay the Manager the following fees:

•	an annual base management fee equal to 1.50% of the company’s “Equity” (as defined below), calculated and payable quarterly in arrears in cash;

•	a property management fee equal to 4.0% of the gross rental receipts received each month at the company’s and its subsidiaries’ properties, calculated and payable monthly in arrears in cash;

•	an acquisition fee equal to 1.0% of the gross purchase price paid for any property or other investment acquired by the company or any of its subsidiaries, subject to certain conditions and limitations and payable in arrears in cash with respect to all such acquisitions occurring after the date of the Management Agreement;

•	a disposition fee equal to the lesser of (a) 50% of a market brokerage commission for such disposition and (b) 1.0% of the sale price with respect to any sale or other disposition by the company or any of its subsidiaries of any property or other investment, subject to certain conditions and limitations and payable in arrears in cash with respect to all such dispositions occurring after the date of the Management Agreement with certain exceptions (this disposition fee will not apply to the sale of the four legacy land parcels); and

•	an incentive fee (as described below) based on the company’s “Adjusted Net Income” (as defined below) for the trailing four quarter period in excess of the “Hurdle Amount” (as defined below), calculated and payable in arrears in cash on a rolling quarterly basis.

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

For purposes of the Management Agreement, “Incentive Fee” means an incentive fee, calculated and payable after each fiscal quarter, in an amount equal to the excess, if any, of (i) the product of (A) 20% and (B) the excess, if any, of (1) the company’s Adjusted Net Income (described below) for such fiscal quarter and the immediately preceding three fiscal quarters over (2) the Hurdle Amount (described below) for such four fiscal quarters, less (ii) the sum of the Incentive Fees already paid or payable for each of the three fiscal quarters preceding that fiscal quarter. Any adjustment to the Incentive Fee calculation proposed by the Manager will be subject to the approval of a majority of the independent directors.

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

Additionally, the company will be responsible for paying all of its own operating expenses and the Manager will be responsible for paying its own expenses, except that the company will be required to pay or reimburse certain expenses incurred by the Manager and its affiliates in connection with the performance of the Manager’s obligations under the Management Agreement, including:

•	reasonable out of pocket expenses incurred by personnel of the Manager for travel on the company’s behalf;

•	the portion of any costs and expenses incurred by the Manager or its affiliates with respect to market information systems and publications, research publications and materials that are allocable to the company in accordance with the expense allocation policies of the Manager or such affiliates;

•	all insurance costs incurred with respect to insurance policies obtained in connection with the operation of the company’s business, including errors and omissions insurance covering activities of the Manager and its affiliates and any of their employees relating to the performance of the Manager’s duties and obligations under the Management Agreement or of its affiliates under the administrative services agreement between the Manager and A-III, other than insurance premiums incurred by the Manager for employer liability insurance;

•	expenses relating to any office or office facilities, including disaster backup recovery sites and facilities, maintained expressly for the company and separate from offices of the Manager;

•	the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain Dedicated Employees that the Manager elects to provide to the company pursuant to the Management Agreement; provided that (A) if any such Dedicated Employee devotes less than 100% of his or her working time and efforts to matters related to the company and its business, the company will be required to bear only a pro rata portion of the costs of the wages, salaries and benefits the Manager incurs for such Dedicated Employees based on the percentage of such employee’s working time and efforts spent on matters related to the company, (B) the amount of such wages, salaries and benefits paid or reimbursed with respect to the Dedicated Employees shall be subject to the approval of the Compensation Committee of the Board and, if required by the Board, of the Board and (C) during the one-year period following the date of the Management Agreement, the aggregate amount of cash compensation paid to Dedicated Employees of the Manager and its affiliates by the company, or reimbursed by the company to the Manager in respect thereof, will not exceed $500,000; and

•	any equity-based compensation that the company, upon the approval of the Board or the Compensation Committee of the Board, elects to pay to any director, officer or employee of the company or the Manager or any of the Manager’s affiliates who provides services to the company or any of its subsidiaries.

For the years ended December 31, 2016 and 2015, the company incurred a base management fee of $391,065 and $389,111, respectively, which was classified in management fee, affiliates in the consolidated statements of operations. In addition to the base management fee, the company is required to reimburse certain expenses, related wages, salaries and benefits incurred by the Manager. For the years ended December 31, 2016 and 2015, the company reimbursed expenses of $533,814 and $500,000, respectively, which was classified in allocated salaries and other compensation, affiliates in the consolidated statements of operations. At December 31, 2016 and 2015, the unpaid portion of the base management fee and allocated expenses in the amount of $216,991 and $245,753, respectively, was recorded in due to affiliates in the consolidated balance sheets.

For the year ended December 31, 2015, the company paid legal fees on behalf of the Manager in the amount of $18,442, for which it was reimbursed.

Additionally, for the year ended December 31, 2015, the Manager paid professional fees on behalf of the company in the amount of $50,000, which was reimbursed to the Manager in July 2015.

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

Additionally, at the request of the company, Roberts Construction performed repairs and maintenance and other consulting services related to the company’s land parcels. Roberts Construction received cost reimbursements of $68 and $2,104 for the years ended December 31, 2016 and 2015, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.

For a period of 180 days after the closing of the recapitalization transaction with A-III, the company had the right to request the reasonable assistance of employees of Roberts Properties, Inc. with respect to transition issues and questions relating to the company’s properties and operations. This 180 day period terminated July 30, 2015. The employees of Roberts Properties, Inc. continued to provide limited services with respect to transition issues from July 30, 2015 through December 31, 2016. Consistent with the expired arrangement for transition services, the cost for these services was reimbursed in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided such services to the company. Under Mr. Robert’s Employment Agreement, First Extension Agreement and Second Extension Agreement, Mr. Roberts has agreed to supervise the disposition of the remaining legacy property. Affiliates of Mr. Roberts may provide services to the company in connection with the sale of such property. The fees and costs we pay for such services will be considered selling costs for purposes of the true-up arrangement under the Stock Purchase Agreement.

Under these arrangements, the company incurred costs with Roberts Properties of $68,513 and $119,589 for the years ended December 31, 2016 and 2015, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations. Roberts Properties also received cost reimbursements in the amount of $86 and $9,768 for the years ended December 31, 2016 and 2015, respectively, for the company’s operating costs and other related expenses paid by Roberts Properties. At December 31, 2016 and 2015, the unpaid portion of these costs in the amount of $85 and $2,179, respectively, was recorded in due to affiliates, which none was related to real estate assets held for sale in the consolidated balance sheets. Included in the liabilities related to real estate assets held for sale as of December 31, 2015 were unpaid costs of $640.

Sale of Bradley Park Land. The company entered into a contract to sell its Bradley Park Land to Bradley Park Apartments, LLC, which is an affiliate of Mr. Roberts, who is a director of the company. The company’s Audit Committee in existence prior to and after the A-III transaction approved the transaction in accordance with the committee’s charter and in compliance with applicable listing rules of the Exchange. The company’s Board in existence prior to and after the A-III transaction also approved the transaction in accordance with its Code of Business Conduct and Ethics. See Note 3 for details of the transaction.

Sale of Highway 20. The operating partnership entered into a contract to sell Highway 20 to Roberts Capital Partners, LLC, which is an affiliate of Mr. Roberts, who is a director of the company. The company’s Audit Committee approved the transaction in accordance with the committee’s charter and in compliance with applicable listing rules of the Exchange. The company’s Board also approved the transaction in accordance with its Code of Business Conduct and Ethics. See Note 3 for details of the transaction.

Sublease of Office Space. The company is under a sublease agreement for 1,817 square feet of office space with Roberts Capital Partners, LLC since April 7, 2014, the lease commencement date. Roberts Capital Partners, LLC is owned by Mr. Roberts. The terms of the sublease agreement were the same terms that Roberts Capital Partners, LLC has with the unrelated third party landlord. Roberts Capital Partners, LLC is liable to the building owner for the full three-year term of its lease; however, the company negotiated a 90-day right to terminate its sublease. The sublease expires on April 7, 2017, subject to a one-year extension option. The company paid a security deposit of $20,577 upon the execution of the lease. During the years ended December 31, 2016 and 2015, the company incurred rent expense of $33,274 and $31,003, respectively.

Extension Agreement Extending Term of Governance and Voting Agreement and Employment Agreement

On February 1, 2016, the company, A-III and Mr. Roberts, entered into the First Extension Agreement, effective as of January 28, 2016, extending the terms of the Employment Agreement by and between the company and Mr. Roberts and the Governance and Voting Agreement by and among the company, A-III and Mr. Roberts. On June 15, 2016, the company, A-III and Mr. Roberts, entered into the Second Extension Agreement, effective as of June 15, 2016, further extending the terms of the Employment Agreement and the Governance and Voting Agreement. As a result of these amendments, the parties agreed to extend the expiration of the term of each of the Employment Agreement and the Governance and Voting Agreement from June 30, 2016, the first extension date, to December 31, 2016. On December 31, 2016, the Employment Agreement expired and Mr. Roberts ceased to be an officer or employee of our company. On October 10, 2016, the company, A-III and Mr. Roberts, entered into the Extension of Governance and Voting Agreement, effective as of October 10, 2016, further extending the term of the Governance and Voting Agreement, but not the Employment Agreement. As a result of the Extension of Governance and Voting Agreement, the parties have agreed to extend the expiration of the term of the Governance and Voting Agreement from December 31, 2016 to June 30, 2017. As a result, all of the respective rights and obligations of the parties under, and all other terms, conditions and provisions of, the Governance and Voting Agreement shall continue in full force and effect until June 30, 2017, unless the Governance and Voting Agreement is amended in writing by the parties or is sooner terminated in accordance with the provisions thereof.

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

Under various federal, state, and local environmental laws and regulations, the company may be required to investigate and clean up the effects of hazardous or toxic substances at its properties, including properties that have previously been sold. The preliminary environmental assessment of the company’s property has not revealed any environmental liability that the company believes would have a material adverse effect on its business, assets, or results of operations, nor is the company aware of any such environmental liability.

See Note 9 - Related Party Transactions for details of the company’s management agreement and sublease for office space with related parties.

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

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. to change company name, effective January 30, 2015. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 2, 2015.]

3.4	Amended and Restated Bylaws of Roberts Realty Investors, Inc. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 4, 2008.]

3.5	Amendment to Amended and Restated Bylaws of Roberts Realty Investors, Inc. to give the Board of Directors the authority to fix the number of Directors at five or any greater number, effective January 30, 2015. [Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 2, 2015.]

4.1	Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated October 4, 1994. [Incorporated by reference to Exhibit 4.1 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

4.1.1	First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 4, 1994, as amended. [Incorporated by reference to Exhibit 4.1.1 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

4.1.2	Amendment #1 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P., dated as of October 13, 1994. [Incorporated by reference to Exhibit 4.1.2 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

4.1.3	Amendment #2 to First Amended and Restated Agreement of Limited Partnership of Roberts Properties Residential, L.P. [Incorporated by reference to Exhibit 10.1 in our Registration Statement on Form S-3 filed July 8, 1999, registration number 333-82453.]

4.2	Certificate of Limited Partnership of Roberts Properties Residential, L.P. filed with the Georgia Secretary of State on July 22, 1994. [Incorporated by reference to Exhibit 4.2 in our quarterly report on Form 10-Q for the quarter ended June 30, 2011.]

Highway 20

10.1.1	Design and Development Agreement between Roberts Properties Residential, L.P. and Roberts Properties, Inc. for the Highway 20 land parcel in Cumming, Georgia, dated as of February 21, 2006. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 21, 2006.]

10.1.2

Construction Contract between Roberts Properties Residential, L.P. and Roberts Properties Construction, Inc. for the Highway 20 land parcel in Cumming, Georgia, dated as of February 21, 2006.  [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 21, 2006.]

Exhibit No.	Description

10.1.3	Sales Contract dated October 7, 2016, by and between ACRE Realty LP and Roberts Capital Partners, LLC, a Georgia limited liability company. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 13, 2016.]

Compensation Agreements and Arrangements, and Restricted Stock Plan

10.2.1	2006 Roberts Realty Investors, Inc. Restricted Stock Plan, as amended effective January 27, 2009. [Incorporated by reference to Exhibit 4.1 in the company’s post-effective amendment to its Registration Statement on Form S-8 filed with the SEC on January 29, 2009.]

10.2.2

Revised Form of Restricted Stock Award Agreement (supersedes the form of restricted stock award agreement attached as Exhibit A to Annex A to our proxy statement for our 2006 annual meeting filed with the SEC on July 20, 2006). [Incorporated by reference to Exhibit 10.3 in our quarterly report on Form 10-Q for the quarter ended March 31, 2007.]

10.2.3	Form of Independent Director Restriction Agreement. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 14, 2015.]
10.2.4	Form of Officer Restriction Agreement. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 14, 2015.]

Miscellaneous Agreements with Affiliates

10.3.1	Reimbursement arrangement between Roberts Realty Investors, Inc. and Roberts Properties, Inc., effective February 8, 2008. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 4, 2008.]

10.3.2	Summary of Amended Reimbursement Arrangement Between Roberts Realty Investors, Inc. and Each of Roberts Properties, Inc. and Roberts Properties Construction, Inc. (effective January 1, 2011). [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated January 24, 2011.]

10.3.3	Summary of Amended Reimbursement Arrangement Between Roberts Realty Investors, Inc. and Each of Roberts Properties, Inc. and Roberts Properties Construction, Inc. (effective January 1, 2014). [Incorporated by reference to our current report on Form 8-K dated January 20, 2014.]

10.3.4	Office Lease by and between Roberts Capital Partners, LLC, as Landlord, and Roberts Properties Residential, L.P., as Tenant, dated as of February 19, 2014. [Incorporated by reference to our current report on Form 8-K dated February 19, 2014.]

10.3.5	Stock Purchase Agreement dated as of November 19, 2014 by and among Roberts Realty Investors, Inc., Roberts Properties Residential, L.P., and A-III Investment Partners LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated November 19, 2014.]

10.3.6	Form of Indemnification Agreement dated as of November 19, 2014 by and between Roberts Realty Investors, Inc. and each of its directors and officers. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated November 19, 2014.]

10.3.7	Management Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., Roberts Properties Residential, L.P. and A-III Manager LLC. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 2, 2015.]

10.3.8	Governance and Voting Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., A-III Investment Partners LLC and Charles S. Roberts. [Incorporated by reference to Exhibit 10.2 in our current report on Form 8-K dated February 2, 2015.]

10.3.9	Employment Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and Charles S. Roberts. [Incorporated by reference to Exhibit 10.3 in our current report on Form 8-K dated February 2, 2015.]

10.3.10	Extension Agreement, dated as of January 28, 2016, by and among ACRE Realty Investors Inc., A-III Investment Partners LLC and Charles S. Roberts. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated February 2, 2016.]

Exhibit No.	Description

10.3.11	Release Agreement and Covenant Not to Sue of Charles S. Roberts dated November 30, 2015. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated December 3, 2015.]

10.3.12	Registration Rights Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and A-III Investment Partners LLC. [Incorporated by reference to Exhibit 10.4 in our current report on Form 8-K dated February 2, 2015.]

10.3.13	Tax Protection Agreement, dated as of January 30, 2015 by and among Roberts Realty Investors, Inc., Roberts Properties Residential, L.P., A-III Investment Partners LLC and A-III Manager LLC. [Incorporated by reference to Exhibit 10.5 in our current report on Form 8-K dated February 2, 2015.]

10.3.14	Warrant Agreement, dated as of January 30, 2015 by and between Roberts Realty Investors, Inc. and A-III Investment Partners LLC. [Incorporated by reference to Exhibit 10.6 in our current report on Form 8-K dated February 2, 2015.]

10.3.15	Second Extension Agreement, dated as of June 15, 2016, by and among ACRE Realty Investors Inc., A-III Investment Partners LLC and Charles S. Roberts. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated June 15, 2016.]

10.3.16	Extension of Governance and Voting Agreement, dated as of October 10, 2016, by and among ACRE Realty Investors, Inc., A-III Investment Partners LLC and Charles S. Roberts. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated October 14, 2016.]

Other Exhibits:

21	Subsidiaries of ACRE Realty Investors Inc.

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.

31	Certifications of Edward Gellert and Mark E. Chertok pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Edward Gellert and Mark E. Chertok pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015; (b) Consolidated Statements of Operations for each of the years ended December 31, 2016 and 2015; (c) Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2016 and 2015; (d) Consolidated Statements of Cash Flows for each of the years ended December 31, 2016 and 2015; and (e) Notes to Consolidated Financial Statements.*

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

Date: March 9, 2017

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

Signature	Title	Date

/s/ Edward Gellert
Edward Gellert	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2017
/s/ Bruce D. Frank
Bruce D. Frank	Director	March 9, 2017
/s/ Robert G. Koen
Robert G. Koen	Director	March 9, 2017
/s/ Robert C. Lieber
Robert C. Lieber	Director	March 9, 2017
/s/ Robert L. Loverd
Robert L. Loverd	Director	March 9, 2017
/s/ Kyle A. Permut
Kyle A. Permut	Director	March 9, 2017
/s/ Charles S. Roberts
Charles S. Roberts	Director	March 9, 2017
F-23