Form 10-Q
period 2017-03-31
ACRE REALTY INVESTORS INC
filed 2017-05-10
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2017
Common Stock, $.01 par value per share	20,494,631 shares

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our future prospects and expanded business strategy, including the possible sale of our land parcel, the acquisition of new real estate assets and the timing of the closing of these transactions. Other forward-looking statements relate to trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, assumptions, and other factors discussed in this report and in our other filings with the SEC. These forward-looking statements are not guarantees of future performance and our actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2016, for a description of some of the important factors that may affect actual outcomes.

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

PART I – Financial Information

Item 1. Financial Statements

ACRE REALTY INVESTORS INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2017	2016

ASSETS

Real estate asset held for sale	$4,283,385	$4,283,385
Cash and cash equivalents	15,662,192	16,638,702
Other assets	260,623	125,436

Total assets	$20,206,200	$21,047,523

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$460,400	$479,683
Due to affiliates	208,063	217,076
Liabilities related to real estate asset held for sale	4,401	1,498

Total liabilities	672,864	698,257

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 20,563,182 shares issued and 20,490,465 shares outstanding both at March 31, 2017 and December 31, 2016	205,632	205,632
Additional paid-in capital	44,495,305	44,485,281
Treasury shares, at cost 72,717 shares both at March 31, 2017 and December 31, 2016	(71,332)	(71,332)
Accumulated deficit	(25,801,910)	(25,005,431)

Total ACRE Realty Investors Inc. shareholders’ equity	18,827,695	19,614,150

Non-controlling interest – operating partnership	705,641	735,116

Total equity	19,533,336	20,349,266

Total liabilities and shareholders’ equity	$20,206,200	$21,047,523

See notes to the unaudited consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016

Revenues:
Total Revenues	$—	$—

Expenses:
Property, insurance and other expenses	3,211	3,505
Real estate taxes	4,401	4,409
Management fees, affiliate	89,048	102,326
Allocated salaries and other compensation, affiliate	118,098	167,145
General and administrative expenses	611,562	626,572

Total Expenses	826,320	903,957

Net Loss	(826,320)	(903,957)

Loss Attributable to Non-controlling Interest	(29,841)	(37,823)

Net Loss Attributable to Common Shareholders	$(796,479)	$(866,134)

Loss Per Common Share - Basic and Diluted (Note 5)
Basic	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.04)

See notes to the unaudited consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Shares		Attributable to Common Shareholders
	Number of Shares Issued	Amount	Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total ACRE Shareholders’ Equity	Non- controlling Interest	Total Equity

BALANCE AT DECEMBER 31, 2016	20,563,182	$205,632	$44,485,281	$(71,332)	$(25,005,431)	$19,614,150	$735,116	$20,349,266

Net loss	—	—	—	—	(796,479)	(796,479)	(29,841)	(826,320)
Amortization of shared based compensation	—	—	10,390	—	—	10,390	—	10,390
Adjustment for non-controlling interest in the operating partnership	—	—	(366)	—	—	(366)	366	—

BALANCE AT MARCH 31, 2017	20,563,182	$205,632	$44,495,305	$(71,332)	$(25,801,910)	$18,827,695	$705,641	$19,533,336

See notes to the unaudited consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Operating Activities:
Net loss	$(826,320)	$(903,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of shared-based compensation	10,390	78,932
Changes in operating assets and liabilities:
Increase in other assets	(135,187)	(74,398)
(Decrease) increase in due to affiliates	(9,013)	28,984
Decrease in accounts payable and accrued expenses	(16,380)	(8,651)
Net cash used in operating activities	(976,510)	(879,090)

Investing Activities:
Net cash from investing activities	—	—

Financing Activities:
Net cash from financing activities	—	—

Net Decrease in Cash and Cash Equivalents	(976,510)	(879,090)

Cash and Cash Equivalents, Beginning of Period	16,638,702	19,874,915

Cash and Cash Equivalents, End of Period	$15,662,192	$18,995,825

Supplemental Disclosure of Cash Flow Information:
Cash paid for state taxes	$4,550	$5,356

Supplemental Schedule of Non-Cash Investing Activities and Financing Activities:
Redemption of operating partnership units for common shares	$—	$35,654

See notes to the unaudited consolidated financial statements.

ACRE REALTY INVESTORS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

The company conducts all of its operations and owns all of its assets in and through ACRE Realty LP (formerly known as Roberts Properties Residential, L.P. until its name was changed on January 30, 2015), a Georgia limited partnership (the “operating partnership”), or through wholly owned subsidiaries of the operating partnership. The company controls the operating partnership as its sole general partner and had a 96.39% ownership interest in the operating partnership at both March 31, 2017 and December 31, 2016, respectively.

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

After the closing, Roberts Realty Investors, Inc. amended its articles of incorporation to change its name to ACRE Realty Investors Inc. At the closing, the company, A-III and Charles S. Roberts (“Mr. Roberts”), Roberts Realty Investors, Inc.’s chairman and chief executive officer, entered into a Governance and Voting Agreement, dated January 30, 2015 (the “Governance and Voting Agreement”) and the company and Mr. Roberts entered into an employment agreement pursuant to which Mr. Roberts was appointed and employed by the company to serve as an Executive Vice President of our company. Pursuant to two extension agreements, the Governance and Voting Agreement and Employment Agreement were extended until December 31, 2016. On December 31, 2016, the Employment Agreement expired and Mr. Roberts ceased to be an officer or employee of our company, but remained a member of our board of directors (the “Board”).

On October 10, 2016, the company, A-III and Mr. Roberts, entered into an agreement (the “Extension of Governance and Voting Agreement”), effective as of October 10, 2016, further extending the term of the Governance and Voting Agreement, but not the Employment Agreement. As a result of the Extension of Governance and Voting Agreement, the parties have agreed to extend the expiration of the term of the Governance and Voting Agreement from December 31, 2016 to June 30, 2017. As a result, all of the respective rights and obligations of the parties under, and all other terms, conditions and provisions of, the Governance and Voting Agreement shall continue in full force and effect until June 30, 2017, unless the Governance and Voting Agreement is amended in writing by the parties or is sooner terminated in accordance with the provisions thereof. Pursuant to the Extension of Governance and Voting Agreement, the parties agreed to nominate Mr. Roberts for re-election to the Board. Mr. Roberts was elected by the company’s shareholders at the annual meeting on December 14, 2016. As further discussed in Note 11, “Subsequent Events,” Mr. Roberts resigned from the Board effective April 4, 2017.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Quarterly Presentation. The accompanying consolidated financial statements and related notes of the company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. The consolidated financial statements, including the notes are unaudited and exclude some disclosures required in audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the company’s December 31, 2016 consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission. Capitalized terms used herein and not otherwise defined, are defined in the company’s December 31, 2016 consolidated financial statements.

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

Real Estate Asset Held For Sale. The company classifies real estate assets as held for sale after the following conditions have been satisfied: (i) receipt of approval from its Board to sell the asset; (ii) the initiation of an active program to sell the asset; (iii) the asset is available for immediate sale; (iv) it is probable that the sale of the asset will be completed within one year; and (v) it is unlikely the plan to sell will change.

Real estate asset held for sale is recorded at the lower of the carrying amount or fair value less estimated selling costs. The company reviews the real estate asset held for sale each reporting period to determine that the carrying amount remains recoverable. If the carrying amount of the real estate asset exceeds the fair value, the asset will be written down by the amount the carrying amount exceeds the fair value amount. The fair value is determined by an evaluation of an appraisal, discounted cash flow analysis, sale price and/or other applicable valuation techniques. As of March 31, 2017, the carrying amount of our real estate asset remained recoverable.

The company recognizes gains on the sales of assets when the sale has closed, title has passed to the buyer, adequate initial and continuing investment by the buyer is received and other attributes of ownership have been transferred to the buyer. All of these conditions are typically met at or shortly after closing. If any significant continuing obligation exists at the date of sale, the company defers a portion of the gain attributable to the continuing obligation until the continuing obligation has expired or is removed.

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

Fair Value of Financial Instruments. The company is required to disclose the fair value information about its financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. See Note 7, “Fair Value Measurements.”

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-09”) establishing ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. In August 2015, the FASB issued an update (“ASU 2015-14”) to ASC 606, Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to interim and annual reporting periods in fiscal years that begin after December 15, 2017.  In March 2016, the FASB issued an update (“ASU 2016-08”) to ASC 606, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09.  In April 2016, the FASB issued an update (“ASU 2016-10”) to ASC 606, Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09.  In May 2016, the FASB issued an update (“ASU 2016-12”) to ASC 606, Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. In December 2016, the FASB issued an update (“ASU No. 2016-20”) to ASC 606, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides technical corrections and improvements to clarify Topic 606 or to correct unintended application of Topic 606. In February 2017, the FASB issued an update (“ASU No. 2017-05”), Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets and simplifies GAAP for derecognition of a business or nonprofit activity by eliminating several accounting differences between transactions involving assets and transactions involving businesses. The company is currently evaluating the impact of the adoption of these ASUs on the company’s consolidated financial statements.

In February 2016, the FASB issued an update (“ASU 2016-02”) establishing ASC Topic 842, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the company’s consolidated financial statements.

In March 2016, the FASB issued guidance (“ASU 2016-09”), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis.  For a public company, the standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is permitted in any interim or annual period.  The adoption of this update beginning January 1, 2017 did not impact the company’s consolidated financial statements.

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

In November 2016, the FASB issued an update (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 provides guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the new guidance, restricted cash will be included in the cash and cash equivalent balances in the statement of cash flows. This guidance is effective for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. Early adoption is permitted. The company has evaluated the impact that this guidance will have on the company’s consolidated financial statements and related disclosures and determined it will not have a material impact.

In January 2017, the FASB issued an update (“ASU 2017-01”), Clarifying the Definition of a Business to ASC Topic 805, Business Combinations. ASU 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective prospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The adoption of this ASU 2017-01 will result in less real estate acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed. The company has early adopted this new guidance beginning January 1, 2017 and had no impact on the company’s consolidated financial statements when adopted.

3.	REAL ESTATE ASSET HELD FOR SALE

As of March 31, 2017 and December 31, 2016, the company owned the land parcel known as Highway 20, a 38-acre site located in the City of Cumming, Georgia in Forsyth County, in the North Atlanta metropolitan area, zoned for 210 multifamily apartment units, which is classified as held for sale. On October 7, 2016, the operating partnership entered into a sale contract with Roberts Capital Partners, LLC, a related party, to sell Highway 20 for a purchase price of $4,725,000, including a reimbursement of $1,050,000 relating to prepaid sewer taps. This transaction is expected to close during the second quarter of 2017, subject to certain closing conditions.

The table below sets forth the assets and liabilities related to real estate asset held for sale at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Real Estate Asset Held for Sale	$4,283,385	$4,283,385

Liabilities Related to Real Estate Asset Held For Sale	$4,401	$1,498

4.	NON-CONTROLLING INTEREST – OPERATING PARTNERSHIP

Holders of operating partnership units (“OP Units”) generally have the right to require the operating partnership to redeem their units for shares of the company’s common stock. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, currently on the basis of 1.647 shares for each unit submitted for redemption (the “Conversion Factor”), or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares and using the same exchange ratio. Prior to December 29, 2015, we had an informal policy of issuing shares, in lieu of cash in exchange for units. On December 28, 2015, our Board formally adopted a policy whereby we shall only issue our common stock for redemption of units, rather than paying cash for such redemption in accordance with the operating partnership agreement. As a result of this change in policy, the company now requires the issuance of shares of common stock of the company in payment for the redemption of OP Units and therefore has effective control over the redemption and therefore the non-controlling interest is now being classified in permanent equity as of December 28, 2015 as opposed to temporary equity, and similarly at March 31, 2017 and December 31, 2016.

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

The non-controlling interest of the unitholders in the operating partnership on the accompanying consolidated balance sheets is calculated by multiplying the non-controlling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The non-controlling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The non-controlling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of the company’s common stock or as the company’s common stock is contributed to the operating partnership and units are issued in accordance with the Contribution Factor. The non-controlling interest of the unitholders in the income or loss of the operating partnership in the accompanying consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 3.61% and 4.19% for the three months ended March 31, 2017 and 2016. There were 466,259 units outstanding both at March 31, 2017 and December 31, 2016. The equity balance of the non-controlling interest of the unitholders was $705,641 at March 31, 2017 and $735,116 at December 31, 2016.

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

Warrants. Each of the aforementioned warrants entitles the holder to acquire one share of the company’s common stock. At the time of issuance, each warrant had an exercise price of $1.42 per share, subject to post-closing adjustments related to the sales of the legacy properties. The company evaluated the warrants to determine their relative fair value, using a variation of the adjusted Black-Scholes option valuation model at their time of issuance and allocated $4,910,000 of the proceeds from the private placement to the warrants based on their fair value. The warrants were recorded as a component of equity. The warrants expire on January 30, 2018. As of March 31, 2017, the warrants remained unexercised.

Redemption of Units for Shares. In accordance with the conversion factor explained in Note 4, “Non-controlling Interest – Operating Partnership,” there were no OP Units redeemed for the three months ended March 31, 2017, and 87,366 OP Units were redeemed for 143,897 shares of the company’s common stock for the twelve months ended December 31, 2016. Redemptions are reflected in the accompanying consolidated financial statements at the closing price of the company’s stock on the date of redemption.

Contribution of Shares to the Operating Partnership. In accordance with the contribution factor explained in Note 4 – “Non-controlling Interest – Operating Partnership”, for the three months ended March 31, 2017 and the year ended December 31, 2016, there were no contribution of shares to the operating partnership. Contributions, if any, are reflected in the accompanying consolidated financial statements based on the closing price of the company’s stock on the date of contribution.

Restricted Stock. Shareholders of the company approved and adopted the company’s 2006 Restricted Stock Plan (the “Plan”) in August 2006. Prior to its expiration on August 21, 2016, the Plan provided for the grant of stock awards to employees, directors, consultants, and advisors. Under the Plan, as amended, the company could grant up to 654,000 shares of restricted common stock, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that could be granted to any one individual during the term of the Plan should not exceed 20% of the aggregate number of shares of restricted stock that could be issued. The Plan was administered by the Compensation Committee of the company’s Board. On October 12, 2015, based on the recommendation of the Compensation Committee of the Board of Directors, the Board approved a restricted stock grant of 260,000 shares of common stock to the independent directors and certain officers of the company, which was issued on March 28, 2016. The restricted stock was awarded pursuant to the Plan. Vesting of the awards for the independent directors and officers is subject to continued service through the vesting period. The company’s independent directors were each awarded 20,000 shares of restricted common stock, which vested on January 30, 2016. Certain of the company’s officers were awarded an aggregate of 180,000 shares of restricted common stock, which vest in equal one-third installments. There were 60,000 shares, which vested on each of January 30, 2016 and October 12, 2016. The remaining 60,000 shares will vest on October 12, 2017. Compensation expense related to restricted stock was $10,390 and $78,932 for the three months ended March 31, 2017 and 2016, respectively. On March 31, 2017, the company had unamortized compensation expense of $18,541 which is expected to be recognized over a weighted average period of 0.53 years.

Treasury Stock. The company has a stock repurchase plan under which it is authorized to repurchase up to 600,000 shares of its outstanding common stock. Under the stock repurchase plan, as of March 31, 2017, the company had authority to repurchase up to 540,362 shares of its outstanding common stock. The stock repurchase plan does not have an expiration date. The company did not repurchase any additional shares for the three months ended March 31, 2017 and March 31, 2016.

Earnings Per Share. The following table shows the reconciliation of loss available for common shareholders and the weighted average number of shares used in the company’s basic and diluted earnings per share computations.

	Three Months Ended
	March 31,
Numerator	2017	2016

Net loss attributable to common shareholders – basic	$(796,479)	$(866,134)
Loss attributable to non-controlling interest	(29,841)	(37,823)
Net loss – diluted	$(826,320)	$(903,957)

Denominator
Weighted average number of common shares – basic	20,430,465	20,207,438
Effect of potential dilutive securities:
Weighted average operating partnership units, assuming conversion of all units to common shares	767,959	886,371
Weighted average number of common shares – diluted(a)	21,198,424	21,093,809

(a)	Due to the net loss for the three months ended March 31, 2017 and 2016, the incremental shares related to the unvested restricted stock and the warrants were excluded as they were anti-dilutive. Furthermore, the average share price of the company’s common stock was below the exercise price of the warrants for the three months ended March 31, 2017 and 2016.

6.	INCOME TAXES

The company prepared the provision following the guidance of FASB ASC 740, Income Taxes, using the estimated annual effective tax rate applied to the operating results of the company as of March 31, 2017. This rate does not include items related to significant unusual or extraordinary items that would be required to be separately reported or reported net of their related tax effect in the consolidated financial statements. At the end of each interim period the company makes its best estimate of the effective tax rate expected to be applicable for the full year. There were no discrete items during this quarter; therefore, the effective rate was the same rate that was used for the year ended December 31, 2016.  The consolidated effective tax rate was zero for the three months ended March 31, 2017 and 2016. In addition, the company had a taxable loss in each of the quarterly periods ended March 31, 2017 and 2016, and accordingly did not have an income tax liability in either of those periods.

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

The company held no financial assets or liabilities required to be measured at fair value on a recurring or nonrecurring basis as of March 31, 2017 and December 31, 2016. From time to time, we record certain assets at fair value on a nonrecurring basis when there is evidence of impairment. There was no impairment charge on Highway 20 during the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, Highway 20 is carried at net realizable value. We determined the fair value of Highway 20 using Level 3 inputs.

8.	SEGMENT REPORTING

FASB ASC Topic 280-10, Segment Reporting – Overall, established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company operated in a single reportable segment, which is the ownership and management of real estate assets.

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

For the services to be provided by the Manager, the company is required to pay the Manager the following fees:

•	an annual base management fee equal to 1.50% of the company’s “Equity” (as defined below), calculated and payable quarterly in arrears in cash;
•	a property management fee equal to 4.0% of the gross rental receipts received each month at the company’s and its subsidiaries’ properties, calculated and payable monthly in arrears in cash;
•	an acquisition fee equal to 1.0% of the gross purchase price paid for any property or other investment acquired by the company or any of its subsidiaries, subject to certain conditions and limitations and payable in arrears in cash with respect to all such acquisitions occurring after the date of the Management Agreement;
•	a disposition fee equal to the lesser of (a) 50% of a market brokerage commission for such disposition and (b) 1.0% of the sale price with respect to any sale or other disposition by the company or any of its subsidiaries of any property or other investment, subject to certain conditions and limitations and payable in arrears in cash with respect to all such dispositions occurring after the date of the Management Agreement with certain exceptions (this disposition fee does not apply to the sale of the four legacy land parcels that the company owned as of January 30, 2015); and
•	an incentive fee (as described below) based on the company’s “Adjusted Net Income” (as defined below) for the trailing four quarter period in excess of the “Hurdle Amount” (as defined below), calculated and payable in arrears in cash on a rolling quarterly basis.

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

After the 2015 fiscal year, the Incentive Fee will be prorated for partial quarterly periods based on the number of days in such partial period compared to a 90-day quarter.

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

Additionally, the company will be responsible for paying all of its own operating expenses and the Manager will be responsible for paying its own expenses, except that the company will be required to pay or reimburse certain expenses incurred by the Manager and its affiliates in connection with the performance of the Manager’s obligations under the Management Agreement, including:

•	reasonable out of pocket expenses incurred by personnel of the Manager for travel on the company’s behalf;

•	the portion of any costs and expenses incurred by the Manager or its affiliates with respect to market information systems and publications, research publications and materials that are allocable to the company in accordance with the expense allocation policies of the Manager or such affiliates;
•	all insurance costs incurred with respect to insurance policies obtained in connection with the operation of the company’s business, including errors and omissions insurance covering activities of the Manager and its affiliates and any of their employees relating to the performance of the Manager’s duties and obligations under the Management Agreement or of its affiliates under the administrative services agreement between the Manager and A-III, other than insurance premiums incurred by the Manager for employer liability insurance;
•	expenses relating to any office or office facilities, including disaster backup recovery sites and facilities, maintained expressly for the company and separate from offices of the Manager;
•	the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain Dedicated Employees (as defined in the Management Agreement) that the Manager elects to provide to the company pursuant to the Management Agreement; provided that (A) if any such Dedicated Employee devotes less than 100% of his or her working time and efforts to matters related to the company and its business, the company will be required to bear only a pro rata portion of the costs of the wages, salaries and benefits the Manager incurs for such Dedicated Employee based on the percentage of such employee’s working time and efforts spent on matters related to the company, (B) the amount of such wages, salaries and benefits paid or reimbursed with respect to the Dedicated Employees shall be subject to the approval of the Compensation Committee of the Board and, if required by the Board, of the Board and (C) during the one-year period following the date of the Management Agreement, the aggregate amount of cash compensation paid to Dedicated Employees of the Manager and its affiliates by the company, or reimbursed by the company to the Manager in respect thereof, will not exceed $500,000; and
•	any equity-based compensation that the company, upon the approval of the Board or the Compensation Committee of the Board, elects to pay to any director, officer or employee of the company or the Manager or any of the Manager’s affiliates who provides services to the company or any of its subsidiaries.

For the three months ended March 31, 2017 and 2016, the company incurred a base management fee of $89,048 and $102,326, respectively, which was classified in management fee, affiliate in the consolidated statements of operations. In addition to the base management fee, the company is required to reimburse certain expenses, related wages, salaries and benefits incurred by the Manager. For the three months ended March 31, 2017 and 2016, the company reimbursed expenses of $118,098 and $167,145, respectively, which was classified in allocated salaries and other compensation, affiliate in the consolidated statements of operations. At March 31, 2017 and December 31, 2016, the unpaid portion of the base management fee and allocated expenses in the amount of $207,146 and $216,991, respectively, was recorded in due to affiliates in the consolidated balance sheets.

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

Additionally, at the request of the company, Roberts Construction performed repairs and maintenance and other consulting services related to the company’s land parcels. Roberts Construction received cost reimbursements of $68 for the three months ended March 31, 2016. There were no cost reimbursements to Robert Construction for the three months ended March 31, 2017. These cost reimbursements were recorded in general and administrative expenses in the consolidated statement of operations.

For a period of 180 days after the closing of the recapitalization transaction with A-III, the company had the right to request the reasonable assistance of employees of Roberts Properties, Inc. with respect to transition issues and questions relating to the company’s properties and operations. This 180 day period terminated July 30, 2015. The employees of Roberts Properties, Inc. continued to provide limited services with respect to transition issues from July 30, 2015 through March 31, 2017. Consistent with the expired arrangement for transition services, the cost for these services was reimbursed in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided such services to the company. Under Mr. Roberts’ Employment Agreement, which expired December 31, 2016, Mr. Roberts agreed to supervise the disposition of the remaining legacy property. Affiliates of Mr. Roberts provided services to the company in connection with the sale of such property through December 31, 2016. Prior to the expiration of Mr. Roberts’ Employment Agreement, the company reimbursed the Roberts Companies the fees and costs for such services, which is included in the disclosure below and will be considered selling costs for purposes of the true-up arrangement under the Stock Purchase Agreement. Following the expiration of Mr. Roberts’ Employment Agreement on December 31, 2016, the company was no longer obligated to incur fees and costs for such services and accordingly, during the three months ended March 31, 2017 did not incur any such fees or costs.

Under these arrangements, the company incurred costs with Roberts Properties of $296 and $16,979 for the three months ended March 31, 2017 and 2016, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations. Roberts Properties also received cost reimbursements in the amount of $23 for the three months ended March 31, 2016 for the company’s operating costs and other related expenses paid by Roberts Properties. There were no cost reimbursements during the three months ended March 31, 2017. At March 31, 2017 and December 31, 2016, the unpaid portion of these costs in the amount of $254 and $85 is recorded in due to affiliates in the consolidated balance sheets. See Note 11, “Subsequent Events.”

Sale of Highway 20. The operating partnership entered into a contract to sell Highway 20 to Roberts Capital Partners, LLC, which is an affiliate of Mr. Roberts, who was a director of the company as of March 31, 2017 but has since resigned from the Board as described in Note 11, “Subsequent Events.” The company’s Audit Committee approved the transaction in accordance with the committee’s charter and in compliance with applicable listing rules of the Exchange. The Board also approved the transaction in accordance with its Code of Business Conduct and Ethics. See Note 3, “Real Estate Held for Sale,” for details of the transaction.

Sublease of Office Space. The company was under a sublease agreement for 1,817 square feet of office space with Roberts Capital Partners, LLC from April 7, 2014 to April 7, 2017. Roberts Capital Partners, LLC is owned by Mr. Roberts. The terms of the sublease agreement were the same terms that Roberts Capital Partners, LLC has with the unrelated third party landlord. Roberts Capital Partners, LLC was liable to the building owner for the full three-year term of its lease; however, the company negotiated a 90-day right to terminate its sublease. The company paid a security deposit of $20,577 upon the execution of the lease. During the three months ended March 31, 2017 and 2016, the company incurred rent expense of $8,194 and $7,898, respectively.

Extension Agreement Extending Term of Governance and Voting Agreement and Employment Agreement

On February 1, 2016, the company, A-III and Mr. Roberts, entered into the First Extension Agreement, effective as of January 28, 2016, extending the terms of the Employment Agreement by and between the company and Mr. Roberts and the Governance and Voting Agreement by and among the company, A-III and Mr. Roberts. On June 15, 2016, the company, A-III and Mr. Roberts, entered into the Second Extension Agreement, effective as of June 15, 2016, further extending the terms of the Employment Agreement and the Governance and Voting Agreement. As a result of these amendments, the parties have agreed to extend the expiration of the term of each of the Employment Agreement and the Governance and Voting Agreement from June 30, 2016, the first extension date, to December 31, 2016. On December 31, 2016, the Employment Agreement expired and Mr. Roberts ceased to be an officer or employee of our company, but remained a member of our Board. On October 10, 2016, the company, A-III and Mr. Roberts, entered into the Extension of Governance and Voting Agreement, effective as of October 10, 2016, further extending the term of the Governance and Voting Agreement, but not the Employment Agreement. As a result of the Extension of Governance and Voting Agreement, the parties have agreed to extend the expiration of the term of the Governance and Voting Agreement from December 31, 2016 to June 30, 2017 and agreed to nominate Mr. Roberts for re-election to the Board. Mr. Roberts was elected by the company’s shareholders at the annual meeting on December 14, 2016. As a result, all of the respective rights and obligations of the parties under, and all other terms, conditions and provisions of, the Governance and Voting Agreement shall continue in full force and effect until June 30, 2017, unless the Governance and Voting Agreement is amended in writing by the parties or is sooner terminated in accordance with the provisions thereof. Effective April 4, 2017, Mr. Roberts resigned from the Board. See Note 11, “Subsequent Events.”

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

See Note 9, “Related Party Transactions,” for details of the company’s management agreement and sublease for office space with related parties.

11.	SUBSEQUENT EVENTS

Effective April 4, 2017, Mr. Roberts resigned from the Board. As a result of his resignation from the Board, all rights and obligations of Mr. Roberts under the Governance and Voting Agreement, dated January 30, 2015, as further amended and as described in Notes 1, “Business and Organization,” and 9, “Related Party Transactions,” were terminated upon his resignation.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical facts are forward-looking statements that involve a number of known and unknown risks, uncertainties, and other factors, all of which are difficult or impossible to predict and many of which are beyond our control, that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by those forward-looking statements. These risks are detailed in (a) Part I, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2016 and (b) our other SEC filings. Please also see the cautionary statements included in the Note Regarding Forward-Looking Statements at the beginning of this report.

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

As a result of the transaction, A-III is the largest shareholder of our company, owning as of March 31, 2017 approximately 41% of our outstanding shares of common stock, or approximately 40% on a diluted basis assuming conversion of the outstanding units of limited partnership interest in our operating partnership into company common stock and assuming no exercise of the warrants we granted to A-III.

Effective as of the closing of the A-III transaction, our management was changed and our company is externally managed by our Manager, which is a wholly-owned subsidiary of A-III, pursuant to a management agreement between our company and the Manager that was executed at the closing of the A-III transaction on January 30, 2015. Immediately after the closing, the Manager designated, and the Board appointed, the following persons as the new executive officers of the company: Edward Gellert is Chief Executive Officer and President; Robert Gellert is Executive Vice President, Chief Operating Officer and Treasurer; Gregory Simon is Executive Vice President, General Counsel and Secretary; and Mark E. Chertok is Chief Financial Officer. Charles S. Roberts, who previously served as the company’s Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President, and served in such role through December 31, 2016, pursuant to an Employment Agreement, which expired on December 31, 2016, at which time Mr. Roberts ceased to be an officer or employee of our company, but remained a member of our Board. Effective April 4, 2017, Mr. Roberts resigned from the Board. As a result of his resignation from the Board, all rights and obligations of Mr. Roberts under the Governance and Voting Agreement, dated January 30, 2015, as further amended, were terminated upon his resignation. See Note 11, “Subsequent Events,” in the notes to the unaudited consolidated financial statements included in this Form 10-Q.

We currently own one remaining legacy property, a tract of land totaling 38 acres, which is held for sale at March 31, 2017. On October 7, 2016, the operating partnership entered into a sale contract with Roberts Capital Partners, LLC, which is an affiliate of Mr. Roberts. The sale of the property is expected to close during the second quarter of 2017, subject to certain closing conditions. Our current focus is on closing the sale of the remaining legacy property while seeking to complete new real estate investments. We may invest in multifamily, office, mixed-use office, retail, industrial, healthcare or lodging properties, as well as preferred equity or debt instruments secured by mortgages on these types of properties, mezzanine loans secured by pledges of equity interests in entities that own these types of properties or other forms of subordinate debt in connection with these types of properties.

The Operating Partnership

We conduct our business through ACRE Realty LP which owns the remaining legacy property that is held for sale and will own, either directly or indirectly, through subsidiaries or joint ventures, any future properties we acquire. We refer to ACRE Realty LP as our operating partnership. The agreement of limited partnership of our operating partnership provides that it is not required to be dissolved until 2093. Our company is the sole general partner of our operating partnership and, as of March 31, 2017, owned a 96.39% interest in our operating partnership. Our ownership interest in our operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and to the holders of units as “unitholders.”

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

Critical Accounting Policies and Estimates

Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2016 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. There have been no material changes to these accounting policies for the three months ended March 31, 2017.

Recent Accounting Pronouncements

Please refer to Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, in the notes to the unaudited consolidated financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our financial statements.

Results of Operations

Comparison of the three months ended March 31, 2017 to 2016

The following table highlights our operating results and should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Three Months Ended March 31,
	2017	2016	Change

Total Revenues	$—	$—	$—

Expenses:
Property, insurance and other expenses	3,211	3,505	(294)
Real estate taxes	4,401	4,409	(8)
Management fees, affiliate	89,048	102,326	(13,278)
Allocated salaries and other compensation, affiliate	118,098	167,145	(49,047)
General and administrative expenses	611,562	626,572	(15,010)
Total expenses	826,320	903,957	(77,637)

Net Loss	$(826,320)	$(903,957)	$77,637

Net loss decreased by $77,637 for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. This decrease was primarily a result of the decrease in overall expenses for the three months ended March 31, 2017. Since January 1, 2016, the company owns one remaining land parcel, which is currently held for sale. We explain the major variances between the three months ended March 31, 2017 and 2016 below.

Management fees, affiliate, decreased by $13,278 primarily as a result of the continued reduction in the fee computation base which is attributable to the company’s operating losses. The base management fee is equal to 1.50% per annum of our equity, as defined in the management agreement.

Allocated salaries and other compensation, affiliate, decreased by $49,047, primarily due to lower allocated time by certain dedicated officers. Under the management agreement, we are required to reimburse our Manager for the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain dedicated officers and employees that the Manager elects to provide to us.

General and administrative expenses decreased by $15,010. During the three months ended March 31, 2017, the Company incurred additional professional fees in the amount of $126,037, and directors’ fees in the amount of $82,000, which were both incurred in connection with a potential acquisition transaction, which the company ceased pursuing in March 2017. The increase in professional fees and directors fees were offset by a decrease $63,341 in financial outsourcing fees due to reduced activities as a result of the sale of all but one of the legacy properties, a $62,500 decrease in payroll and related taxes following the expiration of Mr. Roberts’s employment in December 2016 and a $68,542 decrease in equity compensation expense related to the restricted stock, of which only one-third of the shares granted were unvested.

Liquidity and Capital Resources

Overview

We require capital to fund our operating activities. Our capital sources include our cash balance of $15,662,192 and future proceeds from the sale of our remaining legacy property.

Short- and Long-Term Liquidity Outlook

Our operating revenues are not adequate to provide short-term (12 months) liquidity for the payment of all operating expenses. At March 31, 2017, we had a cash balance of $15,662,192. We are currently using our cash balance to meet our short-term liquidity requirements, including general and administrative expenses, and funding the carrying costs of our remaining land parcel. We have no mortgage debt at March 31, 2017 or December 31, 2016.

Our primary sources of funds for additional liquidity going forward will consist of proceeds from the sale of our one remaining legacy property, any investment income we earn from future investments and our cash balance of $15,662,192. Our potential equity sources, depending on market conditions, consist of proceeds from capital market transactions (public and/or private) including the issuance of common, convertible and/or preferred equity securities.

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

Cash Flows

Cash and cash equivalents were $15,662,192 and $18,995,825 at March 31, 2017 and 2016, respectively. The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Net cash flow used in:
Operating activities	$(976,510)	$(879,090)
Investing activities	—	—
Financing activities	—	—
Net decrease in cash and cash equivalents	$(976,510)	$(879,090)

Three Months Ended March 31, 2017 Compared to March 31, 2016

Net cash used in operating activities increased by $97,420, primarily due to an increase in costs associated with pursuing a potential transaction.

Capitalization

As of March 31, 2017, the company had 20,490,465 shares of common stock outstanding and 466,259 operating partnership units that could be exchanged for 767,959 shares of common stock, which are held by persons other than us.

Warrants

In connection with the A-III transaction, we issued warrants to purchase up to an additional 26,760,563 shares of our common stock at an exercise price of $1.42 per share to A-III ($38,000,000 in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of our four land parcels owned at January 30, 2015, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. The warrants expire on January 30, 2018. As of March 31, 2017, these warrants remained unexercised.

Contractual Obligations and Commitments

The following table summarizes our future estimated cash payments under existing contractual obligations as of March 31, 2017:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Allocated salaries and other compensation, affiliate(1)	$1,670,765	$529,098	$1,096,000	$45,667	$—

(1)  We are required to reimburse our manager for salaries and other compensation of certain Dedicated Employees that the Manager elects to provide to us.

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

ITEM 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of March 31, 2017, to provide assurance that information that is required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Form 10-K for the year ended December 31, 2016 (which was filed with the SEC on March 9, 2017). These risk factors could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits described in the following Index to Exhibits are filed as part of this Form 10-Q.

Exhibit No.	Description

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

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. to change company name, effective January 30, 2015. (Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 2, 2015.)

3.4	Amended and Restated Bylaws of Roberts Realty Investors, Inc. (Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 4, 2008.)

3.5	Amendment to Amended and Restated Bylaws of Roberts Realty Investors, Inc. to give the Board of Directors the authority to fix the number of Directors at five or any greater number, effective January 30, 2015. (Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 2, 2015.)

Exhibit No.	Description

21	Subsidiaries of ACRE Realty Investors Inc. (Incorporated by reference to Exhibit 21 in our Annual Report on Form 10-K filed March 9, 2017).

31.1	Certification of Edward Gellert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark E. Chertok pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Edward Gellert pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

32.2	Certification of Mark E. Chertok pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101	The following financial statements from ACRE Realty Investor Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations (unaudited); (iii) the Consolidated Statements of Equity (unaudited); (iv) the Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to the Consolidated Financial Statements.*

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

Date: May 10, 2017

ACRE Realty Investors Inc.
(formerly named Roberts Realty Investors, Inc.)

	By:	/s/ Mark E. Chertok
Mark E. Chertok, Chief Financial Officer (the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)