Form 10-Q
period 2017-06-30
ACRE REALTY INVESTORS INC
filed 2017-08-09
CIK 1011109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2017
Common Stock, $.01 par value per share	20,494,631 shares

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

Some of the forward-looking statements relate to our intent, belief, or expectations regarding our Plan of Dissolution (defined below). See our preliminary proxy statement on Schedule 14A filed with the Securities and Exchange Commission (the “SEC”) on July 24, 2017 for a description of the Risk Factors to be considered by shareholders in deciding whether to approve the Plan of Dissolution. Other forward-looking statements relate to trends affecting our financial condition and results of operations, our anticipated capital needs and expenditures, and how we may address these needs. These statements involve risks, uncertainties, assumptions, and other factors discussed in this report and in our other filings with the SEC. These forward-looking statements are not guarantees of future performance and our actual results may differ materially from those that are anticipated in the forward-looking statements. See Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2016, for a description of some of the important factors that may affect actual outcomes.

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We can give no assurance that we will be able to successfully implement the Plan of Dissolution and distribute the net proceeds from liquidation to our shareholders as we expect.
•	We may face unanticipated delays or costs relating to our Plan of Dissolution, which may reduce or delay our payment of liquidating distributions.
•	We can give no assurance regarding the timing of the completion of the Plan of Dissolution and the amount and timing of liquidating distributions to be received by our shareholders.
•	We may face risks associated with legal proceedings, including shareholder litigation, that may be instituted against us related to the Plan of Dissolution.
•	Disruptions in the financial markets and uncertain economic conditions could adversely affect the implementation of our Plan of Dissolution.

•	If the Plan of Dissolution is not approved by our shareholders, we would owe our Manager management fees.

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

PART I – Financial Information

Item 1. Financial Statements

ACRE REALTY INVESTORS INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS

Real estate asset held for sale	$—	$4,283,385
Cash and cash equivalents	19,904,391	16,638,702
Other assets	197,116	125,436

Total assets	$20,101,507	$21,047,523

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$537,437	$479,683
Due to affiliates	207,699	217,076
Liabilities related to real estate asset held for sale	—	1,498

Total liabilities	745,136	698,257

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $.01 par value, 100,000,000 shares authorized, 20,567,348 and 20,563,182 shares issued and 20,494,631 and 20,490,465 shares outstanding at June 30, 2017 and December 31, 2016, respectively	205,674	205,632
Additional paid-in capital	44,490,555	44,485,281
Treasury shares, at cost 72,717 shares both at June 30, 2017 and December 31, 2016	(71,332)	(71,332)
Accumulated deficit	(25,963,980)	(25,005,431)

Total ACRE Realty Investors Inc. shareholders’ equity	18,660,917	19,614,150

Non-controlling interest – operating partnership	695,454	735,116

Total equity	19,356,371	20,349,266

Total liabilities and shareholders’ equity	$20,101,507	$21,047,523

See notes to the unaudited consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues:
Total Revenues	$—	$—	$—	$—

Expenses:
Property, insurance and other expenses	3,210	3,575	6,421	7,080
Real estate taxes	4,184	4,409	8,585	8,818
Management fees, affiliate	86,430	97,687	175,478	200,013
Allocated salaries and other compensation, affiliate	100,243	127,540	218,341	294,685
General and administrative expenses	406,841	950,825	1,018,403	1,577,397

Total Expenses	600,908	1,184,036	1,427,228	2,087,993

Other Income:
Gain on sale of asset	432,793	—	432,793	—

Net Loss	(168,115)	(1,184,036)	(994,435)	(2,087,993)

Loss Attributable to Non-controlling Interest	(6,045)	(45,446)	(35,886)	(83,269)

Net Loss Attributable to Common Shareholders	$(162,070)	$(1,138,590)	$(958,549)	$(2,004,724)

Loss Per Common Share - Basic and Diluted (Note 5)
Basic	$(0.01)	$(0.06)	$(0.05)	$(0.10)
Diluted	$(0.01)	$(0.06)	$(0.05)	$(0.10)

See notes to the unaudited consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Common Shares		Attributable to Common Shareholders
	Number of Shares Issued	Amount	Additional Paid-In Capital	Treasury Shares	Accumulated Deficit	Total ACRE Shareholders’ Equity	Non- controlling Interest	Total Equity

BALANCE AT DECEMBER 31, 2016	20,563,182	$205,632	$44,485,281	$(71,332)	$(25,005,431)	$19,614,150	$735,116	$20,349,266

Net loss	—	—	—	—	(958,549)	(958,549)	(35,886)	(994,435)
Amortization of share based compensation	—	—	1,540	—	—	1,540	—	1,540
Redemption of operating partnership units for common shares	4,166	42	4,874	—	—	4,916	(4,916)	—
Adjustment for non-controlling interest in the operating partnership	—	—	(1,140)	—	—	(1,140)	1,140	—

BALANCE AT JUNE 30, 2017	20,567,348	$205,674	$44,490,555	$(71,332)	$(25,963,980)	$18,660,917	$695,454	$19,356,371

See notes to the unaudited consolidated financial statements.

ACRE REALTY INVESTORS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016

Operating Activities:
Net loss	$(994,435)	$(2,087,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate asset	(432,793)	—
Amortization of shared-based compensation	1,540	110,824
Changes in operating assets and liabilities:
Increase in other assets	(71,680)	(53,949)
Decrease in due to affiliates	(9,377)	(17,080)
Increase in accounts payable and accrued expenses	56,256	450,382
Net cash used in operating activities	(1,450,489)	(1,597,816)

Investing Activities:
Proceeds from sale of real estate asset	4,725,000	—
Costs related to the sale of real estate asset	(8,822)	—
Net cash provided by investing activities	4,716,178	—

Financing Activities:
Net cash from financing activities	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	3,265,689	(1,597,816)

Cash and Cash Equivalents, Beginning of Period	16,638,702	19,874,915

Cash and Cash Equivalents, End of Period	$19,904,391	$18,277,099

Supplemental Disclosure of Cash Flow Information:
Cash paid for state taxes	$4,550	$5,356

Supplemental Schedule of Non-Cash Investing Activities and Financing Activities:
Redemption of operating partnership units for common shares	$4,916	$169,667

See notes to the unaudited consolidated financial statements.

ACRE REALTY INVESTORS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

The company conducts all of its operations and owns all of its assets in and through ACRE Realty LP (formerly known as Roberts Properties Residential, L.P. until its name was changed on January 30, 2015), a Georgia limited partnership (the “operating partnership”), or through wholly owned subsidiaries of the operating partnership. The company controls the operating partnership as its sole general partner and had a 96.41% and a 96.39% ownership interest in the operating partnership at June 30, 2017 and December 31, 2016, respectively.

On November 19, 2014, the company and its operating partnership entered into a Stock Purchase Agreement with A-III Investment Partners LLC (“A-III”) (the “Stock Purchase Agreement”). On January 30, 2015, the company and A-III closed the transactions contemplated under the Stock Purchase Agreement. At the closing, A-III purchased 8,450,704 shares of the company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12 million, and the company issued to A-III warrants to purchase up to an additional 26,760,563 shares of common stock at an exercise price of $1.42 per share ($38 million in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of the company’s four land parcels owned at January 30, 2015, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. As of June 30, 2017, all of these land parcels owned at January 30, 2015 had been sold and there were no post-closing adjustments to the number of shares of our common stock previously issued to A-III or issuable upon exercise of the warrants.

After the closing, Roberts Realty Investors, Inc. amended its articles of incorporation to change its name to ACRE Realty Investors Inc. At the closing, the company, A-III and Charles S. Roberts (“Mr. Roberts”), Roberts Realty Investors, Inc.’s chairman and chief executive officer, entered into a Governance and Voting Agreement, dated January 30, 2015 (the “Governance and Voting Agreement”) and the company and Mr. Roberts entered into an employment agreement pursuant to which Mr. Roberts was appointed and employed by the company to serve as an Executive Vice President of our company. Pursuant to two extension agreements, the Governance and Voting Agreement and Employment Agreement were extended until December 31, 2016. On December 31, 2016, the Employment Agreement expired and Mr. Roberts ceased to be an officer or employee of our company, but remained a member of our board of directors (the “Board”) through April 4, 2017, the effective date of Mr. Roberts’ resignation from the Board. As a result of his resignation from the Board, all rights and obligations of Mr. Roberts under the Governance and Voting Agreement, dated January 30, 2015, as further amended, were terminated upon his resignation.

Plan of Dissolution

On June 26, 2017, in light of management’s recommendation and other factors described below, the Board approved the company’s voluntary dissolution and liquidation pursuant to a plan of dissolution (the “Plan of Dissolution”). As of June 30, 2017, the company has sold all of its legacy properties and as such, virtually, all of its assets consist of cash resulting from the sale of these legacy properties. Management and the company’s advisors, under the oversight of our Board, have explored strategic alternatives to enhance shareholder value but the process to date has not yielded any opportunities viewed by the company’s Board as reasonably likely to provide greater realizable value to the shareholders. In addition, management informed the company’s Board that, absent public announcement of a transaction that would result in the company becoming or acquiring an operating company, the NYSE MKT was expected to commence proceedings to suspend trading and delist its common stock. Accordingly, the company’s management and Board concluded that the voluntary dissolution and liquidation of the company pursuant to the Plan of Dissolution, subject to the shareholders’ approval, is in the best interests of the company and its shareholders. The principal purpose of the Plan of Dissolution is to maximize shareholder value by distributing the net proceeds from liquidation to the company’s shareholders. As the Plan of Dissolution requires approval of the affirmative vote of three-quarters of all of the shareholders entitled to vote on the matter, there can be no assurance that the Plan of Dissolution will be approved by the company’s shareholders.

The liquidation process and the amount and timing of any future liquidating distributions paid to shareholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing of any future liquidating distributions or the aggregate amount which will ultimately be distributed to shareholders.

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

The consolidated financial statements have been prepared on a going concern basis. The company will adopt the liquidation basis of accounting once the Plan of Dissolution is approved by the shareholders.

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

Real estate asset held for sale is recorded at the lower of the carrying amount or fair value less estimated selling costs. The company reviews the real estate asset held for sale each reporting period to determine that the carrying amount remains recoverable. If the carrying amount of the real estate asset exceeds the fair value, the asset will be written down by the amount the carrying amount exceeds the fair value amount. The fair value is determined by an evaluation of an appraisal, discounted cash flow analysis, sale price and/or other applicable valuation techniques. As of June 30, 2017, the company had sold all its real estate assets.

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

In May 2017, the FASB issued an update (“ASU 2017-09”), Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. ASU 2017-09 clarifies which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting. Modification accounting should be applied unless all of the following have been met. The fair value of the modified award is the same as the fair value of the original award, the vesting condition of the modified award is the same as the vesting condition of the original award and the classification as an equity instrument or liability instrument of the modified award is the same as the classification of the original award immediately before the original award was modified. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments should be applied prospectively to an award modified on or after the adoption date. The company is evaluating the impact that this guidance will have on the company’s consolidated financial statements and related disclosures.

3.	REAL ESTATE ASSET HELD FOR SALE

As of December 31, 2016, the company owned the land parcel known as Highway 20, a 38-acre site located in the City of Cumming, Georgia in Forsyth County, in the North Atlanta metropolitan area, zoned for 210 multifamily apartment units, which was classified as held for sale. On October 7, 2016, the operating partnership entered into a sale contract with Roberts Capital Partners, LLC, a related party, to sell Highway 20 for a purchase price of $4,725,000, including a reimbursement of $1,050,000 relating to prepaid sewer taps. On June 28, 2017, the company completed the sale of Highway 20 at a gain of $432,793. As a result of this sale, the company has no assets held for sale as of June 30, 2017.

The table below sets forth the assets and liabilities related to real estate asset held for sale at December 31, 2016:

December 31, 2016
Real Estate Asset Held for Sale	$4,283,385

Liabilities Related to Real Estate Asset Held For Sale	$1,498

4.	NON-CONTROLLING INTEREST – OPERATING PARTNERSHIP

Holders of operating partnership units (“OP Units”) generally have the right to require the operating partnership to redeem their units for shares of the company’s common stock. Upon submittal of units for redemption, the operating partnership has the option either (a) to acquire those units in exchange for shares, currently on the basis of 1.647 shares for each unit submitted for redemption (the “Conversion Factor”), or (b) to pay cash for those units at their fair market value, based upon the then current trading price of the shares and using the same exchange ratio. Prior to December 29, 2015, we had an informal policy of issuing shares, in lieu of cash in exchange for units. On December 28, 2015, our Board formally adopted a policy whereby we shall only issue our common stock for redemption of units, rather than paying cash for such redemption in accordance with the operating partnership agreement. As a result of this change in policy, the company now requires the issuance of shares of common stock of the company in payment for the redemption of OP Units and therefore has effective control over the redemption and therefore the non-controlling interest is now being classified in permanent equity as of December 28, 2015 as opposed to temporary equity, and similarly at June 30, 2017 and December 31, 2016.

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

The non-controlling interest of the unitholders in the operating partnership on the accompanying consolidated balance sheets is calculated by multiplying the non-controlling interest ownership percentage at the balance sheet date by the operating partnership’s net assets (total assets less total liabilities). The non-controlling interest ownership percentage is calculated at any point in time by dividing (x) (the number of units outstanding multiplied by 1.647) by (y) the total number of shares plus (the number of units outstanding multiplied by 1.647). The non-controlling interest ownership percentage will change as additional shares and/or units are issued or as units are redeemed for shares of the company’s common stock or as the company’s common stock is contributed to the operating partnership and units are issued in accordance with the Contribution Factor. The non-controlling interest of the unitholders in the income or loss of the operating partnership in the accompanying consolidated statements of operations is calculated based on the weighted average percentage of units outstanding during the period, which was 3.60% and 4.19% for the six months ended June 30, 2017 and 2016. There were 463,729 units and 466,259 units outstanding at June 30, 2017 and December 31, 2016, respectively. The equity balance of the non-controlling interest of the unitholders was $695,454 at June 30, 2017 and $735,116 at December 31, 2016.

5.	SHAREHOLDERS’ EQUITY

Private Placement. On January 30, 2015, A-III purchased 8,450,704 shares of the company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12,000,000, and the company, for no additional consideration, issued to A-III warrants to purchase up to an additional 26,760,563 shares of the company’s common stock at an exercise price of $1.42 per share ($38,000,000 in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of the company’s four land parcels owned at January 30, 2015, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. As of June 30, 2017, all of these land parcels owned at January 30, 2015 had been sold and there were no post-closing adjustments to the number of shares of common stock previously issued to A-III or issuable upon exercise of the warrants.

Warrants. Each of the aforementioned warrants entitles the holder to acquire one share of the company’s common stock. At the time of issuance, each warrant had an exercise price of $1.42 per share, subject to post-closing adjustments related to the sales of the legacy properties. The company evaluated the warrants to determine their relative fair value, using a variation of the adjusted Black-Scholes option valuation model at their time of issuance and allocated $4,910,000 of the proceeds from the private placement to the warrants based on their fair value. The warrants were recorded as a component of equity. The warrants expire on January 30, 2018. As of June 30, 2017, the warrants remained unexercised.

Redemption of Units for Shares. In accordance with the conversion factor explained in Note 4, “Non-controlling Interest – Operating Partnership,” 2,530 OP Units were redeemed for 4,166 shares of the company’s common stock for the six months ended June 30, 2017, and 87,366 OP Units were redeemed for 143,897 shares of the company’s common stock for the twelve months ended December 31, 2016. Redemptions are reflected in the accompanying consolidated financial statements at the closing price of the company’s stock on the date of redemption.

Contribution of Shares to the Operating Partnership. In accordance with the contribution factor explained in Note 4 – “Non-controlling Interest – Operating Partnership”, for the six months ended June 30, 2017 and the year ended December 31, 2016, there were no contribution of shares to the operating partnership. Contributions, if any, are reflected in the accompanying consolidated financial statements based on the closing price of the company’s stock on the date of contribution.

Restricted Stock. Shareholders of the company approved and adopted the company’s 2006 Restricted Stock Plan (the “Plan”) in August 2006. Prior to its expiration on August 21, 2016, the Plan provided for the grant of stock awards to employees, directors, consultants, and advisors. Under the Plan, as amended, the company could grant up to 654,000 shares of restricted common stock, subject to the anti-dilution provisions of the Plan. The maximum number of shares of restricted stock that could be granted to any one individual during the term of the Plan should not exceed 20% of the aggregate number of shares of restricted stock that could be issued. The Plan was administered by the Compensation Committee of the company’s Board. On October 12, 2015, based on the recommendation of the Compensation Committee of the Board of Directors, the Board approved a restricted stock grant of 260,000 shares of common stock to the independent directors and certain officers of the company, which was issued on March 28, 2016. The restricted stock was awarded pursuant to the Plan. Vesting of the awards for the independent directors and officers is subject to continued service through the vesting period. The company’s independent directors were each awarded 20,000 shares of restricted common stock, which vested on January 30, 2016. Certain of the company’s officers were awarded an aggregate of 180,000 shares of restricted common stock, which vest in equal one-third installments. There were 60,000 shares, which vested on each of January 30, 2016 and October 12, 2016. The remaining 60,000 shares will vest on October 12, 2017 or will be accelerated in connection with the Plan of Dissolution. Compensation expense related to restricted stock was $1,540 and $110,824 for the six months ended June 30, 2017 and 2016, respectively. On June 30, 2017, the company had unamortized compensation expense of $6,990 which is expected to be recognized over a weighted average period of 0.28 years.

Treasury Stock. The company has a stock repurchase plan under which it is authorized to repurchase up to 600,000 shares of its outstanding common stock. Under the stock repurchase plan, as of June 30, 2017, the company had authority to repurchase up to 540,362 shares of its outstanding common stock. The stock repurchase plan does not have an expiration date. The company did not repurchase any additional shares for the six months ended June 30, 2017 and 2016.

Earnings Per Share. The following table shows the reconciliation of loss available for common shareholders and the weighted average number of shares used in the company’s basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Numerator	2017	2016	2017	2016

Net loss attributable to common shareholders – basic	$(162,070)	$(1,138,590)	$(958,549)	$(2,004,724)
Loss attributable to non-controlling interest	(6,045)	(45,446)	(35,886)	(83,269)
Net loss – diluted	$(168,115)	$(1,184,036)	$(994,435)	$(2,087,993)

Denominator
Weighted average number of common shares – basic	20,434,494	20,318,219	20,432,490	20,262,828

Effect of potential dilutive securities:
Weighted average operating partnership units, assuming conversion of all units to common shares	763,930	820,205	765,934	853,288
Weighted average number of common shares – diluted(a)	21,198,424	21,138,424	21,198,424	21,116,116

(a)	Due to the net loss for the three and six months ended June 30, 2017 and 2016, the incremental shares related to the unvested restricted stock and the warrants were excluded as they were anti-dilutive. Furthermore, the average share price of the company’s common stock was below the exercise price of the warrants for the three and six months ended June 30, 2017 and 2016.

6.	INCOME TAXES

The company prepared the provision following the guidance of FASB ASC 740, Income Taxes, using the estimated annual effective tax rate applied to the operating results of the company as of June 30, 2017. This rate does not include items related to significant unusual or extraordinary items that would be required to be separately reported or reported net of their related tax effect in the consolidated financial statements. At the end of each interim period the company makes its best estimate of the effective tax rate expected to be applicable for the full year. There were no discrete items during this quarter; therefore, the effective rate was the same rate that was used for the year ended December 31, 2016.  The consolidated effective tax rate was zero for the three and six months ended June 30, 2017 and 2016. In addition, the company had a taxable loss in each of the quarterly periods ended June 30, 2017 and 2016, and accordingly did not have an income tax liability in either of those periods.

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

•	Cash and cash equivalents: The carrying amount of the cash approximates fair value.

•	Real estate asset held for sale: At December 31, 2016, Highway 20 was carried at the lower of the carrying amount or fair value, less the estimated selling costs. The sale of Highway 20 closed on June 28, 2017.

•	Accounts payable and accrued expenses: The carrying amount approximates fair value due to the short term nature of these liabilities.

The company held no financial assets or liabilities required to be measured at fair value on a recurring or nonrecurring basis as of June 30, 2017 and December 31, 2016. From time to time, we record certain assets at fair value on a nonrecurring basis when there is evidence of impairment. There was no impairment charge on Highway 20 during the six months ended June 30, 2017 and 2016. As December 31, 2016, Highway 20 was carried at net realizable value. We determined the fair value of Highway 20 based on market data of comparable transactions, which are classified as Level 3 inputs.

8.	SEGMENT REPORTING

FASB ASC Topic 280-10, Segment Reporting – Overall, established standards for reporting financial and descriptive information about operating segments in annual financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Prior to the sale of Highway 20 on June 28, 2017, the company had operated in a single reportable segment, which was the ownership and management of real estate assets. As of June 30, 2017, there was no reportable segment.

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

In light of the Plan of Dissolution, as discussed above, and in order to assist the company in preserving cash for future distributions to the company’s shareholders, the Manager has agreed, commencing June 27, 2017, and subject to approval by the company’s shareholders of the Plan of Dissolution, to waive the management fees and certain expense reimbursements that the Manager is entitled to receive from the company under the management agreement between the company and the Manager. For the three and six months ended June 30, 2017 and 2016, the company incurred base management fees of $86,430, $175,478, $97,687 and $200,013, respectively, which were classified in management fee, affiliate in the consolidated statements of operations. In addition to the base management fee, the company is required to reimburse certain expenses, related wages, salaries and benefits incurred by the Manager. For the three and six months ended June 30, 2017 and 2016, the company reimbursed expenses of $100,243, $218,341, $127,540 and $294,685, respectively, which were classified in allocated salaries and other compensation, affiliate in the consolidated statements of operations. Also, during the three and six months ended June 30, 2017, the company reimbursed the Manager out of pocket travel expenses of $21,026 of the Manager on the company's behalf, which were included in general and administrative expenses in the consolidated statements of operations. At June 30, 2017 and December 31, 2016, the unpaid portion of the base management fee and, reimbursable allocated expenses in the amount of $207,768 and $216,991, respectively, was recorded in due to affiliates in the consolidated balance sheets.

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

Additionally, at the request of the company, Roberts Construction performed repairs and maintenance and other consulting services related to the company’s land parcels. Roberts Construction received cost reimbursements of $68 for the three and six months ended June 30, 2016. There were no cost reimbursements to Robert Construction for the three and six months ended June 30, 2017. These cost reimbursements were recorded in general and administrative expenses in the consolidated statement of operations.

For a period of 180 days after the closing of the recapitalization transaction with A-III, the company had the right to request the reasonable assistance of employees of Roberts Properties, Inc. with respect to transition issues and questions relating to the company’s properties and operations. This 180 day period terminated July 30, 2015. The employees of Roberts Properties, Inc. continued to provide limited services with respect to transition issues from July 30, 2015 through June 30, 2017. Consistent with the expired arrangement for transition services, the cost for these services was reimbursed in an amount equal to an agreed-upon hourly billing rate for each employee multiplied by the number of hours that the employee provided such services to the company. Under Mr. Roberts’ Employment Agreement, which expired December 31, 2016, Mr. Roberts agreed to supervise the disposition of the remaining legacy property. Affiliates of Mr. Roberts provided services to the company in connection with the sale of such property through December 31, 2016. Prior to the expiration of Mr. Roberts’ Employment Agreement, the company reimbursed the Roberts Companies the fees and costs for such services, which is included in the disclosure below and will be considered selling costs for purposes of the true-up arrangement under the Stock Purchase Agreement. Following the expiration of Mr. Roberts’ Employment Agreement on December 31, 2016, the company was no longer obligated to incur fees and costs for such services and accordingly, during the three months and six months ended June 30, 2017 did not incur any such fees or costs.

Under these arrangements, the company incurred costs with Roberts Properties of zero, $296, $27,310 and $44,357 for the three and six months ended June 30, 2017 and 2016, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations. Roberts Properties also received cost reimbursements in the amount of $86 for the six months ended June 30, 2016 for the company’s operating costs and other related expenses paid by Roberts Properties. There were no cost reimbursements during the three months ended June 30, 2017 and 2016, and six months ended June 30, 2017. At June 30, 2017 and December 31, 2016, the unpaid portion of these costs was zero and $85, respectively, which were recorded in due to affiliates in the consolidated balance sheets.

Sale of Highway 20. On June 28, 2017, the company closed on the sale of Highway 20 to Roberts Capital Partners, LLC, which is an affiliate of Mr. Roberts, who was a director of the company until his resignation on April 4, 2017. The company’s Audit Committee approved the transaction in accordance with the committee’s charter and in compliance with applicable listing rules of the Exchange. The Board also approved the transaction in accordance with its Code of Business Conduct and Ethics. See Note 3, “Real Estate Held for Sale,” for details of the transaction.

Sublease of Office Space. The company was under a sublease agreement for 1,817 square feet of office space with Roberts Capital Partners, LLC from April 7, 2014 to April 7, 2017. Roberts Capital Partners, LLC is owned by Mr. Roberts. The terms of the sublease agreement were the same terms that Roberts Capital Partners, LLC has with the unrelated third party landlord. Roberts Capital Partners, LLC was liable to the building owner for the full three-year term of its lease; however, the company negotiated a 90-day right to terminate its sublease. The company paid a security deposit of $20,577 upon the execution of the lease. This security deposit was subsequently used to pay the monthly rent due beginning September 2016 through the end of the lease term. During the three and six months ended June 30, 2017 and 2016, the company incurred rent expense of $1,498, $9,692, $8,838 and $16,737, respectively, which was recorded in general and administrative expenses in the consolidated statements of operations.

Governance and Voting Agreement and Employment Agreement. Upon the closing of the A-III transaction, Charles S. Roberts, who previously served as the company’s Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President, and served in such role through December 31, 2016, pursuant to an Employment Agreement, which expired on December 31, 2016, at which time Mr. Roberts ceased to be an officer or employee of our company, but remained a member of our Board through April 4, 2017, the effective date of Mr. Roberts’ resignation from the Board. As a result of his resignation from the Board, all rights and obligations of Mr. Roberts under the Governance and Voting Agreement, dated January 30, 2015, as further amended, were terminated upon his resignation.

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

See Note 9, “Related Party Transactions,” for details of the company’s management agreement with the related party.

See Note 11, “Subsequent Events,” for details regarding a books and records request from certain shareholders.

11.	SUBSEQUENT EVENTS

The company has engaged external counsel to assist the company in responding to a letter received on July 26, 2017 from a lawyer representing four of the Company’s shareholders who demand to inspect certain books and records of the company. On August 2, 2017, the company delivered, through its external counsel, a response to the demand letter and the company is coordinating with external counsel to deliver information in response to the demand.

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

On January 30, 2015, our company and A-III Investment Partners LLC (“A-III”) closed a series of transactions that recapitalized our company and resulted in a change in control of our company. At the closing, A-III purchased 8,450,704 shares of our company’s common stock at a purchase price of $1.42 per share, for an aggregate purchase price of $12,000,000, and our company issued to A-III warrants to purchase up to an additional 26,760,563 shares of our company’s common stock at an exercise price of $1.42 per share ($38,000,000 in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of our company’s four legacy land parcels held on January 30, 2015, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. We used a portion of the proceeds of A-III’s investment to pay off certain of our outstanding indebtedness. As of June 28, 2017, all of these land parcels owned at January 30, 2015 were sold and there were no post-closing adjustments to the common shares issued or to the common shares issuable upon exercise of the warrants.

Immediately after the closing, our company’s name was changed to ACRE Realty Investors Inc., and the name of our operating partnership was changed to ACRE Realty LP. On February 2, 2015, our common stock began trading under the new ticker symbol “AIII” (NYSE MKT: AIII). Our principal office was moved to 399 Park Avenue, 6th Floor, New York, New York 10022.

As a result of the transaction, A-III is the largest shareholder of our company, owning as of June 30, 2017 approximately 41% of our outstanding shares of common stock, or approximately 40% on a diluted basis assuming conversion of the outstanding units of limited partnership interest in our operating partnership into company common stock and assuming no exercise of the warrants we granted to A-III.

Effective as of the closing of the A-III transaction, our management was changed and our company is externally managed by our Manager, which is a wholly-owned subsidiary of A-III, pursuant to a management agreement between our company and the Manager that was executed at the closing of the A-III transaction on January 30, 2015. Immediately after the closing, the Manager designated, and the Board appointed, the following persons as the new executive officers of the company: Edward Gellert is Chief Executive Officer and President; Robert Gellert is Executive Vice President, Chief Operating Officer and Treasurer; Gregory Simon is Executive Vice President, General Counsel and Secretary; and Mark E. Chertok is Chief Financial Officer. Charles S. Roberts, who previously served as the company’s Chairman, President and Chief Executive Officer, was appointed as an Executive Vice President, and served in such role through December 31, 2016, pursuant to an Employment Agreement, which expired on December 31, 2016, at which time Mr. Roberts ceased to be an officer or employee of our company, but remained a member of our Board through April 4, 2017, the effective date of Mr. Roberts’ resignation from the Board. As a result of his resignation from the Board, all rights and obligations of Mr. Roberts under the Governance and Voting Agreement, dated January 30, 2015, as further amended, were terminated upon his resignation.

The Operating Partnership

We conduct our business through ACRE Realty LP which will own, either directly or indirectly, through subsidiaries or joint ventures, any future properties we acquire. We refer to ACRE Realty LP as our operating partnership. The agreement of limited partnership of our operating partnership provides that it is not required to be dissolved until 2093. Our company is the sole general partner of our operating partnership and, as of June 30, 2017, owned a 96.41% interest in our operating partnership. Our ownership interest in our operating partnership entitles us to share in cash distributions from, and in the profits and losses of, the operating partnership generally in proportion to our ownership percentage. In this report, we refer to units of limited partnership interest in the operating partnership as “units” and to the holders of units as “unitholders.”

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

Plan of Dissolution

On June 26, 2017, in light of management’s recommendation and other factors described below, the Board approved the Plan of Dissolution. As of June 30, 2017, we have sold all of our legacy properties and as such, virtually, all of our assets consist of cash resulting from the sale of these legacy properties. Management and our advisors, under the oversight of our Board, have explored strategic alternatives to enhance shareholder value but the process to date has not yielded any opportunities viewed by our Board as reasonably likely to provide greater realizable value to shareholders. In addition, management informed our Board that, absent public announcement of a transaction that would result in the company becoming or acquiring an operating company, the NYSE MKT was expected to commence proceedings to suspend trading and delist our common stock. Accordingly, our Board has concluded that the voluntary dissolution and liquidation of the company pursuant to the Plan of Dissolution, subject to shareholder approval, is in the best interests of the company and our shareholders. The principal purpose of the Plan of Dissolution is to maximize shareholder value by distributing the net proceeds from liquidation to the company’s shareholders. As the Plan of Dissolution requires approval of the affirmative vote of three-quarters of all of the shareholders entitled to vote on the matter, there can be no assurance that the Plan of Dissolution will be approved by the company’s shareholders.

If the Plan of Dissolution is approved by our shareholders, we expect to make an initial distribution of a portion of our cash as soon as practicable. We will distribute our remaining cash in subsequent distributions. We cannot predict the precise amount or timing of these subsequent liquidating distributions. The timing and amount of liquidating distributions will depend upon the actual expenses incurred; the timing of the satisfaction, settlement or rejection of all obligations of the company; and the amount to be paid in satisfaction of such obligations. Although our Board has not established a firm timetable for liquidating distributions, subject to contingencies inherent in winding up our business, our Board intends to make such distributions as promptly as practicable.

On June 29, 2017, we received notice that the NYSE MKT had determined to immediately suspend trading in our common stock and commence proceedings to delist our common stock. In its decision to commence delisting proceedings, the NYSE MKT cited Section 1002(c) of the NYSE MKT Company Guide, which applies when a company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company. We have a right to a review of the NYSE MKT’s determination to delist our common stock by a committee of the Board of Directors of the NYSE MKT. We do not intend to exercise this right at this time, and we do not expect our common stock to be listed for trading again, including on one of the OTC markets.

Critical Accounting Policies and Estimates

Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2016 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” for a discussion of our critical accounting policies. There have been no material changes to these accounting policies for the three and six months ended June 30, 2017.

Recent Accounting Pronouncements

Please refer to Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements, in the notes to the unaudited consolidated financial statements included in this Form 10-Q for information on recent accounting pronouncements and the expected impact on our financial statements.

Results of Operations

Comparison of the three months ended June 30, 2017 to 2016

The following table highlights our operating results and should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Three Months Ended June 30,
	2017	2016	Change

Total Revenues	$—	$—	$—

Expenses:
Property, insurance and other expenses	3,210	3,575	(365)
Real estate taxes	4,184	4,409	(225)
Management fees, affiliate	86,430	97,687	(11,257)
Allocated salaries and other compensation, affiliate	100,243	127,540	(27,297)
General and administrative expenses	406,841	950,825	(543,984)
Total expenses	600,908	1,184,036	(583,128)

Other income:
Gain on sale of asset	432,793	—	432,793

Net Loss	$(168,115)	$(1,184,036)	$1,015,921

Net loss decreased by $1,015,921 for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016 primarily as a result of the decrease in overall expenses for the three months ended June 30, 2017 and the gain recognized in June 2017 from the sale of Highway 20, our only remaining property, prior to its sale. We explain the major variances between the three months ended June 30, 2017 and 2016 below.

Management fees, affiliate, decreased by $11,257 primarily as a result of the continued reduction in the fee computation base which is attributable to the company’s operating losses. The base management fee is equal to 1.50% per annum of our equity, as defined in the management agreement.

Allocated salaries and other compensation, affiliate, decreased by $27,297, primarily due to lower allocated time by certain dedicated officers. Under the management agreement, we are required to reimburse our Manager for the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain dedicated officers and employees that the Manager elects to provide to us.

General and administrative expenses decreased by $543,984, primarily as a result of the decrease in professional fees by $387,666, as the company, as of June 30, 2017, had ceased pursuing three potential acquisition transactions initiated between January 2016 and June 2017. In addition to the decrease in professional fees, general and administrative expenses decreased as a result of (a) no accrual of the 2017 audit fee coupled with the reversal of the prior quarter’s accrued audit fees in light of the Board’s Plan of Dissolution, which reduced accounting and tax fees by $74,491, (b) the termination of Mr. Roberts’s employment in December 2016, which caused payroll and related taxes to decrease by $62,500, (c) reduced activities as a result of the sale of all our legacy properties, which decreased our financial outsourcing fees by $44,258 and reimbursements to Robert Companies by $27,310, and (d) a $40,741 decrease in equity compensation expense related to the restricted stock, of which only one-third of the shares granted were unvested. The total decrease was partially offset by an increase in legal fees by $65,241, which was related to the Plan of Dissolution and other corporate matters, and an increase in director fees by $35,645 as a result of the increased number of meetings and the re-formation of a special committee of our Board who was responsible for reviewing and evaluating the potential liquidation and delisting of the company from the NYSE MKT exchange. The members of the special committee received an aggregate fee of $45,000 in February 2017 for their services relating to a potential acquisition transaction and a $1,000 fee for each meeting held.

Gain on sale of asset relates to the sale of Highway 20 in June 2017.

Comparison of the six months ended June 30, 2017 to 2016

The following table highlights our operating results and should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q.

	Six Months Ended June 30,
	2017	2016	Change

Total Revenues	$—	$—	$—

Expenses:
Property, insurance and other expenses	6,421	7,080	(659)
Real estate taxes	8,585	8,818	(233)
Management fees, affiliate	175,478	200,013	(24,535)
Allocated salaries and other compensation, affiliate	218,341	294,685	(76,344)
General and administrative expenses	1,018,403	1,577,397	(558,994)
Total expenses	1,427,228	2,087,993	(660,750)

Other income:
Gain on sale of asset	432,793	—	432,793

Net loss	$(994,435)	$(2,087,993)	$1,093,558

 Net loss decreased by $1,093,558 for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016 primarily as a result of the decrease in overall expenses for the six months ended June 30, 2017 and the gain recognized in June 2017 from the sale of Highway 20, our only remaining property, prior to its sale. We explain the major variances between the six months ended June 30, 2017 and 2016 below.

Management fees, affiliate, decreased by $24,535 primarily as a result of the continued reduction in the fee computation base which is attributable to the company’s operating losses. The base management fee was equal to 1.50% per annum of our equity, as defined in the management agreement.

Allocated salaries and other compensation, affiliate, decreased by $76,344, primarily due to lower allocated time by certain dedicated officers. Under the management agreement, we are required to reimburse our Manager for the costs of the wages, salaries, and benefits incurred by the Manager with respect to certain dedicated officers and employees that the Manager elects to provide to us.

General and administrative expenses decreased by $558,994, primarily as a result of the decrease in professional fees by $256,742, as the company, as of June 30, 2017, had ceased pursuing three potential acquisition transactions initiated between January 2016 and June 2017. In addition to the decrease in professional fees, general and administrative expenses decreased as a result of (a) the termination of Mr. Roberts’s employment in December 2016, which caused payroll and related taxes to decrease by $125,000, (b) a $109,283 decrease in equity compensation expense related to the restricted stock, of which only one-third of the shares granted were unvested, (c) reduced activities as a result of the sale of all our legacy properties, which decreased our financial outsourcing fees by $107,599 and reimbursements to Robert Companies by $44,061, and (d) no accrual of the 2017 audit fee in light of the Board’s Plan of Dissolution, which reduced accounting and tax fees by $74,521. The total decrease was partially offset by an increase in director fees by $117,645, as a result of the increased number of meetings and the formation of a special committee of our Board who was responsible for reviewing and evaluating one of the potential acquisition transactions and the potential liquidation and delisting of the company from the NYSE MKT exchange, and an increase in legal fees by $49,495 which was related to the Plan of Dissolution and other corporate matters. The members of the special committee received an aggregate fee of $45,000 in February 2017 for their services relating to the potential acquisition transaction and a $1,000 fee for each meeting held.

Gain on sale of assets related to the sale of Highway 20 in June 2017.

Liquidity and Capital Resources

Overview

We require capital to fund our operating activities. Our capital sources currently consist of our cash balance of $19,904,391 derived from the sale of our legacy properties.

Short- and Long-Term Liquidity Outlook

As of June 30, 2017, we have sold all our legacy properties. Virtually all of our assets consist of cash resulting from the sale of these legacy properties, which has a balance of $19,904,391 as of June 30, 2017, and we had no mortgage debt at June 30, 2017 or December 31, 2016. Our principal demands for funds during the short- and long-term are and will be for the payment of operating expense and general and administrative expenses, including expenses in connection with the Plan of Dissolution, if approved by our shareholders, and the payment of liquidating distributions to shareholders.

As described above under “– Overview – Plan of Dissolution,” the Board approved the voluntary dissolution of the company. If the Plan of Dissolution is approved by our shareholders, we expect to pay all of our known liabilities, provide for unknown liabilities and distribute the net proceeds from liquidation to our shareholders. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. However, we intend to make an initial distribution of a portion of our cash as soon as practicable after approval of the Plan of Dissolution.

Cash Flows

Cash and cash equivalents were $19,904,391 and $18,277,099 at June 30, 2017 and 2016, respectively. The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
Net cash flow provided by (used in):
Operating activities	$(1,450,489)	$(1,597,816)
Investing activities	4,716,178	—
Financing activities	—	—
Net increase (decrease) in cash and cash equivalents	$3,265,689	$(1,597,816)

Six Months Ended June 30, 2017 Compared to June 30, 2016

Net cash used in operating activities decreased by $147,327, primarily as a result of a decrease in costs associated with pursuing three potential acquisition transactions.

Net cash provided by investing activities increased by $4,716,178 primarily as a result of the sale of Highway 20 in June 2017.

Capitalization

As of June 30, 2017, the company had 20,494,631 shares of common stock outstanding and 463,729 operating partnership units that could be exchanged for 763,793 shares of common stock, which are held by persons other than us.

Warrants

In connection with the A-III transaction, we issued warrants to purchase up to an additional 26,760,563 shares of our common stock at an exercise price of $1.42 per share to A-III ($38,000,000 in the aggregate). The purchase price per share and the exercise price of the warrants are subject to a potential post-closing adjustment upon completion of the sale of our four land parcels owned at January 30, 2015, which could result in the issuance of additional shares of common stock to A-III and an increase in the number of shares of common stock issuable upon exercise of the warrants. The warrants expire on January 30, 2018. As of June 30, 2017, these warrants remained unexercised. As of June 30, 2017, all of these land parcels owned at January 30, 2015 had been sold and there were no post-closing adjustments to the number of shares of our common stock previously issued to A-III or issuable upon exercise of the warrants.

Contractual Obligations and Commitments

The following table summarizes our future estimated cash payments under existing contractual obligations as of June 30, 2017:

	Payment Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	Thereafter
Allocated salaries and other compensation, affiliate(1)	$100,243	$100,243	$—	$—	$—

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

In light of the Plan of Dissolution, as discussed above, and in order to assist the company in preserving cash for future distributions to the company’s shareholders, the Manager has agreed, commencing June 27, 2017, and subject to approval by the company’s shareholders of the Plan of Dissolution, to waive the management fees and certain expense reimbursements that the Manager is entitled to receive from the company under the management agreement between the company and the Manager.

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

ITEM 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon such evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective, as of June 30, 2017, to provide assurance that information that is required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Form 10-K for the year ended December 31, 2016 (which was filed with the SEC on March 9, 2017) and in our preliminary proxy statement on Schedule 14A (which was filed with the SEC on July 24, 2017). These risk factors could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits described in the following Index to Exhibits are filed as part of this Form 10-Q.

Exhibit No.	Description

2.1	Plan of Dissolution of ACRE Realty Investors Inc. (incorporated by reference to Appendix A to Schedule 14A filed July 24, 2017).
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

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Roberts Realty Investors, Inc. to change company name, effective January 30, 2015. (Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 2, 2015.)

3.4	Amended and Restated Bylaws of Roberts Realty Investors, Inc. (Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 4, 2008.)

3.5	Amendment to Amended and Restated Bylaws of Roberts Realty Investors, Inc. to give the Board of Directors the authority to fix the number of Directors at five or any greater number, effective January 30, 2015. (Incorporated by reference to Exhibit 3.1 in our current report on Form 8-K dated February 2, 2015.)
25

Exhibit No.	Description

31.1	Certification of Edward Gellert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark E. Chertok pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Edward Gellert pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

32.2	Certification of Mark E. Chertok pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101	The following financial statements from ACRE Realty Investor Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Operations (unaudited); (iii) the Consolidated Statements of Equity (unaudited); (iv) the Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to the Consolidated Financial Statements.*

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
26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2017

ACRE Realty Investors Inc.
(formerly named Roberts Realty Investors, Inc.)

	By:	/s/ Mark E. Chertok
Mark E. Chertok, Chief Financial Officer
(the registrant’s principal financial and accounting officer, who is duly authorized to sign this report)